Form 10-Q
period 2019-03-31
Alector, Inc.
filed 2019-05-13
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38792

Alector, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-2933343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
131 Oyster Point Blvd, Suite 600 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 415-231-5660

Former name, former address, and former fiscal year, if changed since last report:

151 Oyster Point Blvd, Suite 300

South San Francisco, California

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	ALEC	The NASDAQ Global Select Market

As of May 6, 2019, the registrant had 68,871,792 shares of common stock, $0.0001 par value per share, outstanding.

Alector, Inc.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the size of the market opportunity for our product candidates in each of the diseases we are targeting;
•	our ability to expand our product candidates into additional indications and patient populations;
•	the success of competing therapies that are or may become available;
•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance;

•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements; and
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and

ii

uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report on Form 10-Q, whether as a result of any new information, future events, or otherwise.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.alector.com), Securities and Exchange Commission (“SEC”) filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our stockholders and public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALECTOR, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,954	$65,470
Marketable securities	375,641	224,938
Prepaid expenses and other current assets	5,519	2,768
Total current assets	442,114	293,176
Property and equipment, net	21,733	10,937
Operating lease right-of-use assets	30,665	—
Restricted cash	1,472	1,472
Other assets	60	2,774
TOTAL ASSETS	$496,044	$308,359
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,200	$126
Accrued clinical supply costs	3,723	4,463
Accrued liabilities	8,000	8,439
Deferred revenue, current portion	38,526	34,905
Deferred rent, current portion	—	15
Operating lease liabilities, current portion	4,385	—
Total current liabilities	55,834	47,948
Deferred revenue, long-term portion	130,489	139,715
Deferred rent, long-term portion	—	7,478
Operating lease liabilities, long-term portion	43,439	—
Other long-term liabilities	96	96
TOTAL LIABILITIES	229,858	195,237
Convertible preferred stock; $0.0001 par value; zero and 45,849,677 shares authorized as of March 31, 2019 and December 31, 2018, respectively; zero and 45,374,836 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	210,520
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value; 200,000,000 and 65,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; 68,871,792 and 13,764,829 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	7	1
Additional paid-in capital	399,066	17,078
Accumulated other comprehensive income (loss)	108	(42)
Accumulated deficit	(132,995)	(114,435)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	266,186	(97,398)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$496,044	$308,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Collaboration revenue	$5,605	$4,751
Grant revenue	—	169
Total revenue	5,605	4,920
Operating expenses:
Research and development	20,607	11,724
General and administrative	5,759	2,421
Total operating expenses	26,366	14,145
Loss from operations	(20,761)	(9,225)
Other income, net	2,201	788
Net loss	(18,560)	(8,437)
Unrealized income (loss) on marketable securities	150	(154)
Comprehensive loss	$(18,410)	$(8,591)
Net loss per share, basic and diluted	$(0.42)	$(0.78)
Shares used in computing net loss per share, basic and diluted	43,828,106	10,858,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2018	45,374,836	$210,520	13,764,829	$1	$17,078	$(42)	$(114,435)	$(97,398)
Conversion of convertible preferred stock into common stock	(45,374,836)	(210,520)	45,374,836	5	210,516	—	—	210,521
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,739,541	1	168,222	—	—	168,223
Exercise of stock options	—	—	625	—	5	—	—	5
Cancellation of restricted common stock	—	—	(8,039)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,245	—	—	3,245
Accumulated other comprehensive income	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(18,560)	(18,560)
Balance — March 31, 2019	—	$—	68,871,792	$7	$399,066	$108	$(132,995)	$266,186

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2017	36,001,203	$77,485	13,776,153	$1	$10,153	$—	$(62,187)	$(52,033)
Cancellation of restricted common stock	—	—	(11,324)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Accumulated other comprehensive loss	—	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	—	(8,437)	(8,437)
Balance — March 31, 2018	36,001,203	$77,485	13,764,829	$1	$11,277	$(154)	$(70,624)	$(59,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,560)	$(8,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	212
Stock-based compensation	3,245	1,124
Accretion of discount on marketable securities	(1,321)	(352)
Loss from disposal of property and equipment, net	—	76
Changes in operating assets and liabilities:
Accounts receivable	—	69
Prepaid expenses and other current assets	(2,751)	(1,051)
Other assets	17	—
Accounts payable	683	(783)
Accrued liabilities and accrued clinical supply costs	(952)	(1,616)
Deferred revenue	(5,605)	195,249
Deferred rent	(44)	(1)
Lease liabilities and other long-term liabilities	1,424	35
Net cash provided by (used in) operating activities	(23,566)	184,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,030)	(613)
Purchase of marketable securities	(267,232)	(178,902)
Maturities of marketable securities	118,000	—
Net cash used in investing activities	(151,262)	(179,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	170,307	—
Payment of convertible preferred stock issuance costs	—	(62)
Proceeds from the exercise of options to purchase common stock	5	—
Net cash provided by (used in) financing activities	170,312	(62)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,516)	4,948
Cash, cash equivalents, and restricted cash at beginning of period	66,942	32,451
Cash, cash equivalents, and restricted cash at end of period	$62,426	$37,399
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,071	$109
Issuance costs for convertible preferred stock included in accrued liabilities	$—	$33
Deferred offering costs for initial public offering included in accounts payable and accrued liabilities	$179	$—
Tenant improvements paid by landlord	$8,286	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company and Liquidity

Alector, Inc. (“Alector” or the “Company”) is a Delaware corporation headquartered in South San Francisco, California. Alector is a biotechnology company focused on harnessing the immune system to cure neurodegenerative diseases.

Initial Public Offering

On February 7, 2019, the Company completed an initial public offering (“IPO”) through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $168.2 million. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 45,374,836 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). In the opinion of management, these unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary to present fairly the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Alector, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company evaluates its estimates, including those related to revenue recognition, manufacturing accruals, clinical accruals, fair value of assets and liabilities, income taxes uncertainties, stock-based compensation, and related assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

Restricted cash as of March 31, 2019 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$60,954	$37,399
Restricted cash	1,472	—
Total cash, cash equivalents, and restricted cash	$62,426	$37,399

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases on January 1, 2019. Upon adoption, the Company recorded a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. The Company adopted the guidance on a modified retrospective basis and did not restate comparative periods. The Company elected to adopt the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the historical lease classification of existing leases be carried forward. As a result of the adoption, the Company recorded operating right-of-use assets of $31.4 million and lease liabilities of $38.9 million on January 1, 2019. The prior deferred rent balances of $7.5 million under legacy guidance, primarily related to a tenant improvement allowance, was derecognized. The lease liabilities balance increase through March 31, 2019 due to additional tenant improvement allowance paid by a landlord. There was no effect on accumulated deficit as a result of the adoption.

The Company determines whether the arrangement is or contains a lease at the inception of the lease. Leases are recognized on the balance sheet as right-of-use assets and lease liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and any prepaid or accrued rent. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”) and elected to not separate lease components and non-lease components for its long-term leases.

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

Revenue Recognition

The Company signed an agreement in October 2017 with AbbVie Biotechnology, Ltd. (“AbbVie”) to co-develop antibodies to two program targets in preclinical development (“AbbVie Agreement”). Under the terms of the AbbVie Agreement, AbbVie made $205.0 million in upfront payments, of which $5.0 million and $200.0 million was received by the Company in October 2017 and January 2018, respectively. The Company will perform research and development services for the antibodies to the two programs through the end of Phase 2 clinical trials which the Company expects to conduct through 2023. AbbVie will then have the exclusive right to exercise an option to enter into a license and collaboration agreement with the Company for one or both of the programs for $250.0 million each. If AbbVie exercises its option for the programs, AbbVie will take over the development of the product candidates for such program and costs will be split between the parties. The Company will also share in profits and losses upon commercialization of any products from such program. However, following AbbVie’s exercise of its option for a program, the Company may opt out of sharing in development costs and profits or losses for that program and instead receive tiered royalties. Additionally, under the terms of the AbbVie Agreement, the Company will be eligible to earn up to an additional $242.8 million in milestone payments per program related to the initiation of certain clinical studies and regulatory approval for up to three indications per program. The Company assessed its collaboration agreement with AbbVie in the context of the delivery of the research and development services.

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three months ended March 31, 2019 and 2018 was $5.6 million and $4.8 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective periods. The Company recorded deferred revenue of $169.0 million as of March 31, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized losses on marketable securities.

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$60,703	$—	$—	$60,703
U.S. government treasury securities	Level 1	375,533	111	(3)	375,641
Total cash equivalents and marketable securities		$436,236	$111	$(3)	$436,344

	December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$65,222	$—	$—	$65,222
U.S. government treasury securities	Level 1	224,980	3	(45)	224,938
Total cash equivalents and marketable securities		$290,202	$3	$(45)	$290,160

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Lab equipment	$4,905	$4,599
Computer equipment	538	449
Leasehold improvements	210	210
Office equipment	131	131
Construction-in-progress	18,147	7,449
Property and equipment, gross	23,931	12,838
Less accumulated depreciation and amortization	(2,198)	(1,901)
Total property and equipment, net	$21,733	$10,937

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued research and development costs	$4,566	$3,821
Accrued employee compensation	2,009	2,766
Accrued property and equipment	810	293
Accrued professional services	401	588
Accrued offering costs	49	792
Other	165	179
Total accrued liabilities	$8,000	$8,439

5.	Leases

In June 2018, the Company signed a lease agreement to lease approximately 105,000 square feet in new office and laboratory space in South San Francisco which serves as the new headquarters. The lease is over a ten-year term with an option to renew for a period of ten years. The Company occupied the premises and began to make rent payments on May 1, 2019. The lease commencement date was in January 2019, as that is when the Company was given control of the space. The landlord paid for $15.7 million of tenant improvements. In connection with the lease, the Company entered into a letter of credit arrangement in the amount of $1.5 million as collateral for the lease, which is classified as restricted cash on the consolidated balance sheets. The Company leased approximately 16,000 square feet as its headquarters with its main offices and laboratory facilities in South San Francisco under a sublease agreement that ended in April 2019. The Company also leases approximately 9,000 square feet of laboratory facilities in Milpitas under an agreement that ends in January 2022 with an option to extend for four years. None of the leases included the options to extend in the calculation of the lease liabilities as such extensions are not reasonably certain to occur. Variable lease costs for all of the Company’s leases consist of operating expenses for the spaces.

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,685
Variable lease cost	184
Short-term lease cost	34
Total	$1,903

Rent expense under legacy leasing guidance for the three months ended March 31, 2018 was $0.3 million.

As of March 31, 2019, the weighted-average remaining lease term for operating leases was 10 years and the weighted-average discount rate was 8.8%.

The following are the undiscounted cash flows owed under the Company’s operating leases as of March 31, 2019:

(In thousands)
2019 (remaining nine months)	$2,945
2020	6,882
2021	7,122
2022	7,146
2023	7,376
Thereafter	43,146
Total undiscounted lease payments	$74,617
Less: Present value adjustment	(26,793)
Total	$47,824

6.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Research and development	$1,704	$609
General and administrative	1,541	515
Total stock-based compensation	$3,245	$1,124

Restricted Common Stock

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	1,917,848	$6.95
Vested	(240,427)	6.95
Cancelled/forfeited	(8,039)	6.95
Unvested restricted common stock as of March 31, 2019	1,669,382	$6.95

As of March 31, 2019, total unrecognized stock-based compensation related to unvested restricted common stock was $7.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (“2019 Plan”) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company initially reserved for issuance 7,688,156 shares of common stock pursuant to the 2019 Plan. The Company’s 2017 Stock Option and Grant Plan (“2017 Plan”) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors or a committee appointed by the board of directors has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the exercise price of each share shall be at least 110% of the fair market value and the term of the award shall not exceed than five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The shares generally vest over a four-year period with straight-line vesting and a 25% one-year cliff. As of March 31, 2019, the Company had reserved 16,587,389 shares of common stock for issuance under the 2019 Plan, of which 7,404,136 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	5,063,688	$8.94	9.6	$6,067
Granted	422,600	19.50
Exercised	(625)	8.16
Cancelled/forfeited	(9,479)	9.20
Outstanding as of March 31, 2019	5,476,184	$9.75	9.4	$49,417
Exercisable as of March 31, 2019	273,561	$8.10	9.2	$4,662
Vested and expected to vest as of March 31, 2019	5,476,184	$9.75	9.4	$49,417

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of March 31, 2019, total unrecognized stock-based compensation related to unvested stock options was $32.4 million, which the Company expects to recognize over a remaining weighted-average period of 3.3 years.

2019 Employee Stock Purchase Plan

On February 6, 2019, the Company adopted the 2019 Employee Stock Option Plan (“2019 ESPP”). The 2019 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount. The Company has reserved for issuance 1,478,492 shares of common stock pursuant to the 2019 ESPP. The initial offering period began upon completion of the IPO on February 7, 2019 and will end on the last trading day on or before December 1, 2019. Each subsequent offering period will be approximately six months long. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

7.	Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (“Adimab”) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates. The Chief Executive Officer of Adimab is a Co-Founder and Chairperson of the board of directors of Alector. For the three months ended March 31, 2019 and 2018, Alector incurred expenses of $0.8 million and less than $0.1 million, respectively, for services provided by Adimab. The total amount for the three months ended March 31, 2019 was related to milestone payments for the product candidate AL003. As of March 31, 2019, the Company had an accrued liabilities balance of $0.5 million related to one of the milestones achieved near the end of the first quarter. There were no payables as of December 31, 2018. The Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates.

8.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Convertible preferred stock	—	36,001,203
Restricted stock subject to future vesting	1,669,382	2,770,409
Options to purchase common stock	5,476,184	100,000
Shares committed under ESPP	58,127	—
Total	7,203,693	38,871,612

9.	Subsequent Event

In May 2019, the Company entered in a sublease agreement with a third party to sublease approximately 25,000 square feet of the Company’s office and lab space. The sublease will commence on June 1, 2019 with a term of 30 months. The third party is obligated to pay the Company base rent of $4.5 million and a prorated portion of operating expenses over the term of the sublease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to simultaneously counteract these pathologies by restoring healthy immune function to the brain. Supporting our scientific approach, our Discovery Platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, in the last six years, we have identified over forty immune system targets, progressed over ten programs into preclinical research, and advanced three product candidates, AL001, AL002, and AL003, into clinical development.

In the first quarter of 2019, the dosing of the single ascending dose Phase 1a in healthy subjects was completed for AL001, initially aimed at treating a subset of frontotemporal dementia (“FTD”) patients who have a known genetic mutation that causes a deficiency in progranulin (“PGRN”), which is called FTD-GRN. There were no drug-related serious adverse events or dose limiting adverse events reported in the study, achieving the primary endpoint. Moreover, statistically significant increases in plasma and cerebrospinal fluid PGRN levels relative to baseline were also observed, successfully demonstrating proof-of-mechanism for AL001 in the central nervous systems of healthy subjects. Subsequently, in the second quarter of 2019, we advanced AL001 into a Phase 1b study in FTD-GRN patients. We plan to advance AL001 into a Phase 2 study in 2019, with proof-of-concept data in FTD-GRN patients expected in the first half of 2020.

In addition, in the second quarter of 2019, we initiated a Phase 1b study in Alzheimer’s disease patients with AL002. Furthermore, in the first quarter of 2019, we initiated an ascending dose Phase 1a study with AL003, a product candidate targeting Alzheimer’s disease, in healthy subjects. In the second half of 2019, we expect to initiate a Phase 1 study with AL101, a product candidate targeting multiple neurodegenerative disorders.

Our operations have been financed primarily through the issuance and sale of convertible preferred stock, our collaboration with AbbVie, and issuance of common stock upon the completion of our initial public offering (“IPO”). We completed our IPO in February 2019, and received $168.2 million net proceeds, net of underwriting discounts and commissions and offering expenses.

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $18.6 million and $8.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $133.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. We recorded deferred revenue of $169.0 million as of March 31, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of proof-of-concept for AL002 and AL003.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates, AL001, AL002, and AL003, which are in Phase 1 clinical trials. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Dollar
	2019	2018	Change
	(In thousands)
Revenue:
Collaboration revenue	$5,605	$4,751	$854
Grant revenue	—	169	(169)
Total revenue	5,605	4,920	685
Operating expenses:
Research and development	20,607	11,724	8,883
General and administrative	5,759	2,421	3,338
Total operating expenses	26,366	14,145	12,221
Loss from operations	(20,761)	(9,225)	(11,536)
Other income, net	2,201	788	1,413
Net loss	$(18,560)	$(8,437)	$(10,123)

Revenue

Total revenue was $5.6 million for the three months ended March 31, 2019, compared to $4.9 million for the three months ended March 31, 2018. The increase of $0.7 million was due to collaboration revenue recognized from the upfront payments under the AbbVie Agreement, offset by a $0.2 million reduction related to grant revenue from the U.S. government.

Research and Development Expenses

Research and development expenses were $20.6 million for the three months ended March 31, 2019, compared to $11.7 million for the three months ended March 31, 2018. The increase of $8.9 million was driven by an increase in expenses for four product candidates that we are preparing for or have entered into clinical trials and related increase in activities for administering the clinical trials, including $1.0 million for AL001, $1.5 million for AL101, $0.6 million for AL002, and $1.0 million for AL003. Personnel-related expenses, including stock-based compensation, increased by $3.2 million due to an increase in headcount, issuance of option grants to employees in July and November 2018, and the increasing grant-date fair value of options granted. Facilities and other unallocated research and development expenses increased by $1.6 million due mainly to additional lease expense from the new headquarters.

	Three Months Ended March 31,		Dollar
	2019	2018	Change
	(In thousands)
Direct research and development expenses
AL001	$2,998	$2,001	$997
AL101	1,476	—	1,476
AL002	3,236	2,644	592
AL003	2,809	1,812	997
Other early stage programs	2,230	2,296	(66)
Indirect research and development expenses
Personnel related (including stock-based compensation)	5,442	2,195	3,247
Facilities and other unallocated research and development expenses	2,416	776	1,640
Total research and development expenses	$20,607	$11,724	$8,883

General and Administrative Expenses

General and administrative expenses were $5.8 million for the three months ended March 31, 2019, compared to $2.4 million for the three months ended March 31, 2018. The increase of $3.3 million was primarily due to a $2.1 million increase in personnel-related expenses, including stock-based compensation, as a result of an increase in headcount, issuance of option grants to employees in July and November 2018, and the increasing grant-date fair value of options granted. Facilities and general overhead expenses increased by $0.6 million due mainly to additional lease expense from the new headquarters. The increase is also due to a $0.5 million increase in consulting expense to support the growth of the business related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $2.2 million for the three months ended March 31, 2019, compared to $0.8 million for the three months ended March 31, 2018. The increase of $1.4 million was due to interest income earned after we invested the proceeds from our issuance and sale in April, July, and October 2018 of 9,373,633 shares of our Series E convertible preferred stock and proceeds from the issuance of our common stock upon completion of the IPO into short-term marketable securities.

Liquidity and Capital Resources

Since our inception through March 31, 2019, our operations have been financed primarily by net proceeds of $210.5 million from sales of our convertible preferred stock and through the $205.0 million in upfront payments from the AbbVie Agreement. In addition, on February 7, 2019, we completed our IPO through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares. We received aggregate net proceeds from the offering, net of underwriting discounts and commissions and offering expenses, of $168.2 million. As of March 31, 2019, we had $436.6 million of cash, cash equivalents, and marketable securities. As of March 31, 2019, we had an accumulated deficit of $133.0 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in) operating activities	$(23,566)	$184,525
Cash used in investing activities	(151,262)	(179,515)
Cash provided by (used in) financing activities	170,312	(62)

Operating Activities

For the three months ended March 31, 2019, cash used in operating activities was $23.6 million. This was mainly due to the net loss of $18.6 million and the decrease in deferred revenue of $5.6 million as revenue was recognized related to the AbbVie Agreement. This was offset by non-cash charges of $2.2 million for stock-based compensation, depreciation and amortization of property and equipment, and accretion of discounts on marketable securities.

For the three months ended March 31, 2018, cash used in operating activities was $184.5 million. The net cash inflow from operations primarily resulted from the receipt of a $200.0 million upfront payment from AbbVie in January 2018, that was reflected as a net increase in deferred revenue of $195.2 million during the period. This was mainly offset by net loss of $8.4 million.

Investing Activities

For the three months ended March 31, 2019, cash used in investing activities of $151.3 million was primarily related to the purchase of short-term marketable securities of $267.2 million offset by the proceeds from maturities of marketable securities of $118.0 million. In addition, we used cash for the purchase of $2.0 million of property and equipment.

For the three months ended March 31, 2018, cash used in investing activities of $179.5 million was primarily related to the purchase of short-term marketable securities.

Financing Activities

For the three months ended March 31, 2019, cash provided by financing activities of $170.3 million was primarily from net proceeds of the issuance of 9,739,541 shares of our common stock upon the completion of our IPO.

For the three months ended March 31, 2018, cash used in financing activities was less than $0.1 million for payments of issuance costs for our Series E convertible preferred stock.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as of March 31, 2019, as compared to those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 26, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Other than the addition of the leases policy included below, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 26, 2019.

Leases

We adopted Accounting Standards Update No. 2016-02, Leases on January 1, 2019. Upon adoption, we recorded a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. We adopted the guidance on a modified retrospective basis and did not restate comparative periods. We elected to adopt the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the historical lease classification of existing leases be carried forward. There was no cumulative effect on accumulated deficit as a result of the adoption.

We determine whether the arrangement is or contains a lease at the inception of the lease. Leases are recognized on the balance sheet as right-of-use assets and lease liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. We utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We do not have our own debt or credit rating to use in determining the incremental borrowing rate. As such, we engaged a valuation specialist to assist in determining a rate based on the economic metrics and risk-profile compared to similar companies. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and any prepaid or accrued rent. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

We elected to exclude from its balance sheets recognition of leases having a term of 12 months or less and elected to not separate lease components and non-lease components for its long-term leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We had cash, cash equivalents, and marketable securities of $436.6 million as of March 31, 2019, which consisted primarily of bank deposits, money market funds, and short-term government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2019, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects.

In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2019, except for those risks marked with an asterisk (*).

Risks Related to Our Business, Financial Condition, and Capital Requirements

We are in the early stages of clinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.*

We are a clinical stage biopharmaceutical company with a limited operating history, focused initially on developing therapeutics for neurodegenerative diseases, including frontotemporal dementia (“FTD”), Alzheimer’s disease, and Parkinson’s disease. We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and a government grant. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have begun Phase 1 clinical trials for three product candidates, AL001, AL002, and AL003, but to date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $18.6 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $133.0 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we currently generate from our collaboration arrangement with AbbVie Biotechnology, Ltd. (“AbbVie”) is variable and limited in amount based on such arrangements. For our collaboration with AbbVie, we recognize collaboration revenue by measuring the progress towards complete satisfaction of the performance of obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•

work with our contract development and manufacturing organizations (“CDMOs”) to scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of March 31, 2019, we had cash, cash equivalents, and marketable securities of $436.6 million. In February 2019, we received $168.2 million of net proceeds from the issuance of common stock upon the completion of our initial public offering (“IPO”), net of underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

Research and development of biopharmaceutical products is inherently risky. Our business is heavily dependent on the successful development of our product candidates, which are in the early stages of preclinical and clinical development. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.*

We are at the early stages of development of the product candidates currently in our programs. To date, we have invested substantially all of our efforts and financial resources to identify, procure intellectual property for, and develop our programs, including conducting preclinical studies and clinical trials in our programs for our product candidates, AL001, AL002, AL003, and AL101, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We have never completed a clinical development program. We currently have three product candidates, AL001, AL002 and AL003 in Phase 1 clinical trials. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

For example, our product candidate AL001 is initially targeting a subset of FTD patients who have a known genetic mutation that causes a deficiency in progranulin (“PGRN”), which is called FTD-GRN. Following proof-of-concept data in FTD-GRN patients, we plan to expand AL001 to other indications associated with decreased levels of PGRN. If we are unable to successfully identify, develop, obtain regulatory approval for, and commercialize AL001 for other indications, our commercial opportunity for AL001 may be limited.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an investigational new drug application (“IND”) or a clinical trial application (“CTA”) will result in the FDA or European Medicines Agency (“EMA”), as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	delays in confirming target engagement, patient selection, or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;
•	delays in reaching a consensus with regulatory agencies on study design;
•

delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in identifying, recruiting, and training suitable clinical investigators;
•	delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical trial site;
•	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including:
•	after review of an IND or amendment, CTA or amendment, or equivalent application or amendment;
•	as a result of a new safety finding that presents unreasonable risk to clinical trial participants;
•	a negative finding from an inspection of our clinical trial operations or study sites; or
•	the finding that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•

delays in identifying, recruiting, and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials, or failing to return for post-treatment follow-up;

•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
•

failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices (“cGCPs”) requirements, or applicable EMA or other regulatory guidelines in other countries;

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

Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. For those product candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and foreign regulatory authority requirements, including complying with current good manufacturing practices (“cGMPs) on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. In the United States, our product candidates are regulated by the

FDA as biologic products and we intend to seek approval for these product candidates pursuant to the Biologics License Application (“BLA”) pathway. The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

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
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (“NDA”), BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

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

We may in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe or Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA, and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA, or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (“ACA”) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. The U.S. administration could repeal or change some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

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

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information without appropriate authorization.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.  Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In the past, the U.S. government has experienced budgetary shutdowns and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission (“SEC”) and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our collaborators may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our or our collaborators’ patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our collaborators, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our collaborators’ priority of invention or other features of patentability with respect to our or our collaborators’ patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we or our collaborators are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.

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

Furthermore, our or our collaborators’ patents may be subject to a reservation of rights by one or more third parties. For example, we received an award from the National Institute of Health in support of our research into the production and characterization of novel therapeutic antibodies against the neurotrophic factor PGRN degrading receptor Sortilin (“SORT1”). As a result, the U.S. government may have certain rights to resulting intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of the government funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in facilities in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

We conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region and doing so may be costly and difficult.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2019, we had 91 full-time employees. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As of December 31, 2018, we had federal and state net operating loss (“NOL”) carryforwards of approximately $17.5 million and $17.1 million, respectively, which will begin to expire in 2037, if not utilized. Due to tax reform, the Company also has federal NOL carryforwards of $42.9 million generated after December 31, 2017, which do not expire. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering in February 2019, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.*

Prior to our initial public offering in February 2019, there was no public trading market for our common stock. Although our common stock is listed on the NASDAQ Global Select Market, the market for our shares has demonstrated varying levels of trading activity. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of existing market standoff and lock-up agreements, the early release of these agreements, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Approximately 59,131,626 shares, or 85.9% of our outstanding shares as of March 31, 2019, are currently prohibited or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us, or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning as early as August 6, 2019. The underwriters in our initial public offering may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Approximately 1,669,382 shares of unvested restricted stock were issued and outstanding as of March 31, 2019, will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market standoff or lock-up agreements.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially owned a significant number of shares of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-229152) was declared effective by the SEC for our initial public offering of common stock on February 6, 2019. We started trading on the NASDAQ Global Select Market on February 7, 2019. In connection with our initial public offering, we sold an aggregate of 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The aggregate offering price for shares sold in the offering was $185.1 million. The underwriters for our initial public offering were Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Cowen and Company, LLC. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $168.2 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 7, 2019, pursuant to Rule 424(b)(4). We invested the funds received in short-term, interest-bearing, investment-grade securities and government securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.2	2/11/2019
4.1	Amended and Restated Registration Rights Agreement among the Registrant and certain of its stockholders, dated April 26, 2018.	S-1	333-229152	4.1	1/7/2019
4.2	Specimen common stock certificate of the Registrant.	S-1	333-229152	4.2	1/7/2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*   The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALECTOR, INC.

Date: May 13, 2019	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-Founder and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Calvin Yu
Calvin Yu
Vice President, Finance (Principal Financial and Accounting Officer)