Form 10-Q
period 2019-06-30
Alector, Inc.
filed 2019-08-12
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

As of August 1, 2019, the registrant had 68,831,857 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the size of the market opportunity for our product candidates in each of the diseases we are targeting;
•	our ability to expand our product candidates into additional indications and patient populations;
•	the success of competing therapies that are or may become available;
•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and the outcome of our ongoing arbitration proceedings;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance;

•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements; and
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALECTOR, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,208	$65,470
Marketable securities	341,725	224,938
Prepaid expenses and other current assets	3,664	2,768
Total current assets	414,597	293,176
Property and equipment, net	32,014	10,937
Operating lease right-of-use assets	29,058	—
Restricted cash	1,472	1,472
Other assets	110	2,774
TOTAL ASSETS	$477,251	$308,359
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$540	$126
Accrued clinical supply costs	5,981	4,463
Accrued liabilities	14,577	8,439
Deferred revenue, current portion	40,871	34,905
Deferred rent, current portion	—	15
Operating lease liabilities, current portion	5,133	—
Total current liabilities	67,102	47,948
Deferred revenue, long-term portion	121,227	139,715
Deferred rent, long-term portion	—	7,478
Operating lease liabilities, long-term portion	42,797	—
Other long-term liabilities	409	96
TOTAL LIABILITIES	231,535	195,237
Convertible preferred stock; $0.0001 par value; zero and 45,849,677 shares authorized as of June 30, 2019 and December 31, 2018, respectively; zero and 45,374,836 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	210,520
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value; 200,000,000 and 65,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 68,831,857 and 13,764,829 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	7	1
Additional paid-in capital	402,823	17,078
Accumulated other comprehensive income (loss)	441	(42)
Accumulated deficit	(157,555)	(114,435)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	245,716	(97,398)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$477,251	$308,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$6,917	$7,109	$12,522	$11,860
Grant revenue	—	—	—	169
Total revenue	6,917	7,109	12,522	12,029
Operating expenses:
Research and development	25,640	16,818	46,247	28,542
General and administrative	8,429	2,522	14,188	4,943
Total operating expenses	34,069	19,340	60,435	33,485
Loss from operations	(27,152)	(12,231)	(47,913)	(21,456)
Other income, net	2,592	1,110	4,793	1,898
Net loss	(24,560)	(11,121)	(43,120)	(19,558)
Unrealized income (loss) on marketable securities	333	62	483	(92)
Comprehensive loss	$(24,227)	$(11,059)	$(42,637)	$(19,650)
Net loss per share, basic and diluted	$(0.36)	$(1.00)	$(0.77)	$(1.78)
Shares used in computing net loss per share, basic and diluted	67,327,975	11,157,024	55,643,532	11,008,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2018	45,374,836	$210,520	13,764,829	$1	$17,078	$(42)	$(114,435)	$(97,398)
Conversion of convertible preferred stock into common stock	(45,374,836)	(210,520)	45,374,836	5	210,516	—	—	210,521
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,739,541	1	168,222	—	—	168,223
Exercise of stock options	—	—	625	—	5	—	—	5
Forfeiture of restricted common stock	—	—	(8,039)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,245	—	—	3,245
Accumulated other comprehensive income	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(18,560)	(18,560)
Balance — March 31, 2019	—	—	68,871,792	7	399,066	108	(132,995)	266,186
Exercise of stock options	—	—	8,999	—	63	—	—	63
Forfeiture of restricted common stock	—	—	(48,934)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,694	—	—	3,694
Accumulated other comprehensive income	—	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	—	(24,560)	(24,560)
Balance — June 30, 2019	—	$—	68,831,857	$7	$402,823	$441	$(157,555)	$245,716

ALECTOR, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2017	36,001,203	$77,485	13,776,153	$1	$10,153	$—	$(62,187)	$(52,033)
Forfeiture of restricted common stock	—	—	(11,324)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Accumulated other comprehensive loss	—	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	—	(8,437)	(8,437)
Balance — March 31, 2018	36,001,203	77,485	13,764,829	1	11,277	(154)	(70,624)	(59,500)
Issuance of Series E convertible preferred stock, net of issuance costs	4,941,825	70,084	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,161	—	—	1,161
Accumulated other comprehensive income	—	—	—	—	—	62	—	62
Net loss	—	—	—	—	—	—	(11,121)	(11,121)
Balance — June 30, 2018	40,943,028	$147,569	13,764,829	$1	$12,438	$(92)	$(81,745)	$(69,398)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,120)	$(19,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,119	464
Stock-based compensation	6,939	2,285
Accretion of discount on marketable securities	(2,857)	(953)
Impairment loss on right-of-use asset	1,158	—
Loss from disposal of property and equipment, net	39	89
Changes in operating assets and liabilities:
Accounts receivable	—	238
Prepaid expenses and other current assets	(896)	(1,636)
Other assets	17	153
Accounts payable	414	(830)
Accrued liabilities and accrued clinical supply costs	5,843	(949)
Deferred revenue	(12,522)	188,140
Deferred rent	(44)	(1)
Lease liabilities and other long-term liabilities	2,292	35
Net cash provided by (used in) operating activities	(41,618)	167,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,393)	(1,310)
Purchase of marketable securities	(339,447)	(268,328)
Maturities of marketable securities	226,000	50,000
Net cash used in investing activities	(124,840)	(219,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	170,128	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	70,092
Proceeds from the exercise of options to purchase common stock	68	—
Net cash provided by financing activities	170,196	70,092
Net increase in cash, cash equivalents, and restricted cash	3,738	17,931
Cash, cash equivalents, and restricted cash at beginning of period	66,942	32,451
Cash, cash equivalents, and restricted cash at end of period	$70,680	$50,382
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accrued liabilities	$2,849	$8
Issuance costs for convertible preferred stock included in accrued liabilities	$—	$3
Deferred offering costs for initial public offering included in accounts payable and accrued liabilities	$—	$104
Tenant improvements paid by landlord	$8,286	$—

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

Restricted cash as of June 30, 2019 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash and cash equivalents	$69,208	$48,910
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$70,680	$50,382

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases on January 1, 2019. Upon adoption, the Company recorded a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. The Company adopted the guidance on a modified retrospective basis and did not restate comparative periods. The Company elected to adopt the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the historical lease classification of existing leases be carried forward. As a result of the adoption, the Company recorded operating right-of-use assets of $31.4 million and lease liabilities of $38.9 million on January 1, 2019. The prior deferred rent balances of $7.5 million under legacy guidance, primarily related to a tenant improvement allowance, was derecognized. The lease liabilities balance increase through June 30, 2019 due to additional tenant improvement allowance paid by a landlord. There was no effect on accumulated deficit as a result of the adoption.

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

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three and six months ended June 30, 2019 was $6.9 million and $12.5 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective periods. The Company recorded deferred revenue of $162.1 million as of June 30, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized losses on marketable securities.

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$68,958	$—	$—	$68,958
U.S. government treasury securities	Level 1	341,284	441	—	341,725
Total cash equivalents and marketable securities		$410,242	$441	$—	$410,683

	December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$65,222	$—	$—	$65,222
U.S. government treasury securities	Level 1	224,980	3	(45)	224,938
Total cash equivalents and marketable securities		$290,202	$3	$(45)	$290,160

As of June 30, 2019, the remaining balance of all investments were less than one year.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Leasehold improvements	$23,735	$210
Lab equipment	7,733	4,599
Furniture and fixtures	1,870	131
Computer equipment	1,377	449
Construction-in-progress	56	7,449
Property and equipment, gross	34,771	12,838
Less accumulated depreciation and amortization	(2,757)	(1,901)
Total property and equipment, net	$32,014	$10,937

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued research and development costs	$7,814	$3,821
Accrued employee compensation	2,922	2,766
Accrued property and equipment	2,849	293
Accrued professional services	836	588
Accrued offering costs	—	792
Other	156	179
Total accrued liabilities	$14,577	$8,439

5.	Leases

In June 2018, the Company signed a lease agreement to lease approximately 105,000 square feet in new office and laboratory space in South San Francisco which serves as the new headquarters (the “Headquarters”). The lease is over a ten-year term with an option to renew for a period of ten years. The Company occupied the premises and began to make rent payments on May 1, 2019. The lease commencement date was in January 2019, as that is when the Company was given control of the space. The landlord paid for $15.7 million of tenant improvements. In connection with the lease, the Company entered into a letter of credit arrangement in the amount of $1.5 million as collateral for the lease, which is classified as restricted cash on the consolidated balance sheets. The Company previously leased approximately 16,000 square feet as its headquarters with its main offices and laboratory facilities in South San Francisco under a sublease agreement that ended in April 2019. The Company also leases approximately 9,000 square feet of laboratory facilities in Milpitas under an agreement that ends in January 2022 with an option to extend for four years. None of the leases included the options to extend in the calculation of the lease liabilities as such extensions are not reasonably certain to occur. Variable lease costs for all of the Company’s leases consist of operating expenses for the spaces.

In May 2019, the Company entered into an agreement to sublease approximately 25,000 square feet of the Headquarters (the “Sublease”). The term of the Sublease commenced in June 2019 and lasts for 30 months. The sublessor has the option to extend the Sublease for one additional year subject to the consent of the Company. The sublessee is required to pay its proportionate share of operating expenses for the space.

In June 2019, in connection with the Sublease, the Company evaluated the related right-of-use asset for impairment. The lease costs plus amortization expense of the leasehold improvements in the subleased space exceeded the sublease income over the remaining sublease term. As such, the Company recorded an impairment charge of $1.2 million in general and administrative expenses to write-down the right-of-use asset such that no ongoing loss is expected to be recognized over the sublease period.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,498	$3,183
Variable lease cost	294	478
Short-term lease cost	34	68
Sublease income and reimbursement of variable lease cost	(183)	(183)
Total	$1,643	$3,546

Rent expense under legacy leasing guidance for the three and six months ended June 30, 2018 was $0.3 million and $0.6 million, respectively.

As of June 30, 2019, the weighted-average remaining lease term for operating leases was 9.8 years and the weighted-average discount rate was 8.8%.

The following are the undiscounted cash flows owed under the Company’s operating leases as of June 30, 2019:

(In thousands)
2019 (remaining six months)	$2,002
2020	6,882
2021	7,122
2022	7,146
2023	7,376
Thereafter	43,146
Total undiscounted lease payments	$73,674
Less: Present value adjustment	(25,744)
Total	$47,930

6.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$1,876	$635	$3,580	$1,244
General and administrative	1,818	526	3,359	1,041
Total stock-based compensation	$3,694	$1,161	$6,939	$2,285

Restricted Common Stock

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	1,917,848	$6.95
Vested	(464,434)	6.95
Forfeited	(56,973)	6.95
Unvested restricted common stock as of June 30, 2019	1,396,441	$6.95

As of June 30, 2019, total unrecognized stock-based compensation related to unvested restricted common stock was $6.2 million, which the Company expects to recognize over a remaining weighted-average period of 1.9 years.

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (“2019 Plan”) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company initially reserved for issuance 7,688,156 shares of common stock pursuant to the 2019 Plan. The Company’s 2017 Stock Option and Grant Plan (“2017 Plan”) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors, or a committee appointed by the board of directors, has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the exercise price of each share shall be at least 110% of the fair market value and the term of the award shall not exceed than five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The shares generally vest over a four-year period with straight-line vesting and a 25% one-year cliff. As of June 30, 2019, the Company had reserved 16,578,390 shares of common stock for issuance under the 2019 Plan, of which 7,254,739 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	5,063,688	$8.94	9.6	$6,067
Granted	765,100	19.42
Exercised	(9,624)	7.10
Forfeited	(153,648)	10.27
Outstanding as of June 30, 2019	5,665,516	$10.32	9.2	$49,593
Exercisable as of June 30, 2019	633,851	$8.29	9.0	$6,798
Vested and expected to vest as of June 30, 2019	5,665,516	$10.32	9.2	$49,593

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of June 30, 2019, total unrecognized stock-based compensation related to unvested stock options was $33.2 million, which the Company expects to recognize over a remaining weighted-average period of 3.2 years.

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

The Company has a collaboration agreement with Adimab, LLC (“Adimab”) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates. The Chief Executive Officer of Adimab is a Co-Founder and

Chairperson of the board of directors of the Company. For the three and six months ended June 30, 2019, the Company incurred expenses of zero and $0.8 million, respectively. The total amount for the six months ended June 30, 2019 was related to milestone payments for the product candidate AL003. For the three and six months ended June 30, 2018, the Company incurred expenses of zero and less than $0.1 million, respectively, for services provided by Adimab. The Company had no payables due to Adimab as of June 30, 2019 and December 31, 2018. The Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates.

8.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2019	2018
Convertible preferred stock	—	40,943,028
Restricted stock subject to future vesting	1,396,441	2,498,339
Options to purchase common stock	5,665,516	286,750
Shares committed under ESPP	53,384	—
Total	7,115,341	43,728,117

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

In the second quarter of 2019, we advanced AL001 into a Phase 1b study in frontotemporal dementia (“FTD”) patients who have a known genetic mutation that causes a deficiency in progranulin (“PGRN”), which is called FTD-GRN. In July 2019, we presented initial data at a scientific conference demonstrating AL001 can restore PGRN levels in plasma and cerebrospinal fluid back to the expected normal range, successfully demonstrating proof-of-mechanism for AL001 in the central nervous systems of FTD-GRN patients. We plan to advance AL001 into a Phase 2 study in the second half of 2019, with proof-of-concept data in FTD-GRN patients expected in the first half of 2020.

In addition, in the second quarter of 2019, we initiated a Phase 1b study with AL002 in Alzheimer’s disease patients, with proof-of-mechanism data expected in the second half of 2019. Furthermore, in the first quarter of 2019, we initiated an ascending dose Phase 1 study with AL003, a product candidate targeting Alzheimer’s disease, in healthy subjects. In the second half of 2019, we expect to initiate a Phase 1 study with AL101, a product candidate targeting multiple neurodegenerative disorders.

Our operations have been financed primarily through the issuance and sale of convertible preferred stock, our collaboration with AbbVie, and issuance of common stock upon the completion of our initial public offering (“IPO”). We completed our IPO in February 2019, and received $168.2 million net proceeds, net of underwriting discounts and commissions and offering expenses.

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $24.6 million and $43.1 million for the three and six months ended June 30, 2019, respectively. Our net losses were $11.1 million and $19.6 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $157.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. We recorded deferred revenue of $162.1 million as of June 30, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of proof-of-concept for AL002 and AL003.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NASDAQ Stock Market on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We also have commenced confidential arbitration in June 2019 with respect to certain intellectual property matters related to a former consulting co-founder that are also expected to lead to increased legal expenses.

Other Income, Net

Other income, net consists of interest earned on our cash equivalents and marketable securities and foreign currency transaction gains and losses incurred during the period.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Dollar
	2019	2018	Change
	(In thousands)
Revenue:
Collaboration revenue	$6,917	$7,109	$(192)
Total revenue	6,917	7,109	(192)
Operating expenses:
Research and development	25,640	16,818	8,822
General and administrative	8,429	2,522	5,907
Total operating expenses	34,069	19,340	14,729
Loss from operations	(27,152)	(12,231)	(14,921)
Other income, net	2,592	1,110	1,482
Net loss	$(24,560)	$(11,121)	$(13,439)

Revenue

Total revenue was $6.9 million for the three months ended June 30, 2019, compared to $7.1 million for the three months ended June 30, 2018. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. The decrease of $0.2 million is due to lower expenses based on the timing of production with contract manufacturers for AL003 that resulted in less collaboration revenue recognized under the AbbVie Agreement for the current period.

Research and Development Expenses

Research and development expenses were $25.6 million for the three months ended June 30, 2019, compared to $16.8 million for the three months ended June 30, 2018. The increase of $8.8 million was driven by a $3.1 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, issuance of option grants to employees, and the increasing grant-date fair value of options granted. Expenses for AL101 increased by $1.9 million as we prepare to enter clinical trials in the second half of 2019. Additionally, expenses for other early stage programs increased by $1.8 million as the Company continues to invest in developing our pipeline. Further, there was a $1.5 million increase in facilities and other unallocated research and development mainly related to the lease expense for the new headquarters and higher depreciation expense from more property and equipment.

	Three Months Ended June 30,		Dollar
	2019	2018	Change
	(In thousands)
Direct research and development expenses
AL001	$3,364	$2,647	$717
AL101	2,387	493	1,894
AL002	4,506	3,633	873
AL003	2,012	3,125	(1,113)
Other early stage programs	5,177	3,409	1,768
Indirect research and development expenses
Personnel related (including stock-based compensation)	5,769	2,622	3,147
Facilities and other unallocated research and development expenses	2,425	889	1,536
Total research and development expenses	$25,640	$16,818	$8,822

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended June 30, 2019, compared to $2.5 million for the three months ended June 30, 2018. The increase of $5.9 million was due to a $2.7 million increase in facilities and general overhead expenses from additional lease expense related to the lease for the new headquarters, impairment loss on the right-of-use asset related to the sublease, higher depreciation expense from more property and equipment, directors and officers insurance necessary to operate a public company, and other allocated costs from the increased headcount. Personnel-related expenses, including stock-based compensation, increased by $2.2 million as a result of an increase in headcount, issuance of option grants to employees, and the increasing grant-date fair value of options granted. The increase is also due to a $0.8 million increase in consulting expense to support the growth of the business related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $2.6 million for the three months ended June 30, 2019, compared to $1.1 million for the three months ended June 30, 2018. The increase of $1.5 million was due to interest income earned after we invested the proceeds from our issuance and sale in July and October 2018 of our Series E convertible preferred stock and proceeds from the issuance of our common stock upon completion of the IPO into short-term marketable securities.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Dollar
	2019	2018	Change
	(In thousands)
Revenue:
Collaboration revenue	$12,522	$11,860	$662
Grant revenue	—	169	(169)
Total revenue	12,522	12,029	493
Operating expenses:
Research and development	46,247	28,542	17,705
General and administrative	14,188	4,943	9,245
Total operating expenses	60,435	33,485	26,950
Loss from operations	(47,913)	(21,456)	(26,457)
Other income, net	4,793	1,898	2,895
Net loss	$(43,120)	$(19,558)	$(23,562)

Revenue

Total revenue was $12.5 million for the six months ended June 30, 2019, compared to $12.0 million for the six months ended June 30, 2018. The increase of $0.5 million was due to higher expenses for AL002 that resulted in increased collaboration revenue recognized under the AbbVie Agreement, offset by a $0.2 million reduction related to grant revenue from the U.S. government.

Research and Development Expenses

Research and development expenses were $46.2 million for the six months ended June 30, 2019, compared to $28.5 million for the six months ended June 30, 2018. The increase of $17.7 million was driven by a $6.4 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, issuance of option grants to employees, and the increasing grant-date fair value of options granted. Expenses for AL101 increased by $3.4 million as we did not incur any expenses for AL101 until the second quarter of 2018 and this year we are preparing to enter clinical trials in the second half of 2019. Further, there was a $3.2 million increase in facilities and other unallocated research and development related to the lease expense for the new headquarters and higher depreciation expense from more property and equipment. Expenses for other early stage programs increased by $1.7 million as the Company continues to invest in developing our pipeline. In addition, expenses increased for AL001 by $1.7 million and AL002 by $1.5 million to support clinical trials that began in the second half of 2018.

	Six Months Ended June 30,		Dollar
	2019	2018	Change
	(In thousands)
Direct research and development expenses
AL001	$6,362	$4,648	$1,714
AL101	3,863	493	3,370
AL002	7,742	6,277	1,465
AL003	4,821	4,937	(116)
Other early stage programs	7,407	5,705	1,702
Indirect research and development expenses
Personnel related (including stock-based compensation)	11,211	4,817	6,394
Facilities and other unallocated research and development expenses	4,841	1,665	3,176
Total research and development expenses	$46,247	$28,542	$17,705

General and Administrative Expenses

General and administrative expenses were $14.2 million for the six months ended June 30, 2019, compared to $4.9 million for the six months ended June 30, 2018. The increase of $9.2 million was primarily due to a $4.4 million increase in personnel-related expenses, including stock-based compensation, as a result of an increase in headcount, issuance of option grants to employees, and the increasing grant-date fair value of options granted. Facilities and general overhead expenses increased by $3.6 million due to additional lease expense related to the lease for the new headquarters, impairment loss on the right-of-use asset related to the sublease, higher depreciation expense from more property and equipment, directors and officers insurance necessary to operate a public company, and other allocated costs from the increased headcount. The increase is also due to a $1.3 million increase in consulting expense to support the growth of the business related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $4.8 million for the six months ended June 30, 2019, compared to $1.9 million for the six months ended June 30, 2018. The increase of $2.9 million was due to interest income earned after we invested the proceeds from our issuance and sale in July and October 2018 of our Series E convertible preferred stock and proceeds from the issuance of our common stock upon completion of the IPO into short-term marketable securities.

Liquidity and Capital Resources

Since our inception through June 30, 2019, our operations have been financed primarily by net proceeds of $210.5 million from sales of our convertible preferred stock and through the $205.0 million in upfront payments from the AbbVie Agreement. In addition, on February 7, 2019, we completed our IPO through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares. We received aggregate net proceeds from the offering, net of underwriting discounts and commissions and offering expenses, of $168.2 million. As of June 30, 2019, we had $410.9 million of cash, cash equivalents, and marketable securities. As of June 30, 2019, we had an accumulated deficit of $157.6 million.

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
•

the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims, including related to the ongoing arbitration proceeding that we commenced in June 2019; and

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash provided by (used in) operating activities	$(41,618)	$167,477
Cash used in investing activities	(124,840)	(219,638)
Cash provided by financing activities	170,196	70,092

Operating Activities

For the six months ended June 30, 2019, cash used in operating activities was $41.6 million. This was mainly due to the net loss of $43.1 million and the decrease in deferred revenue of $12.5 million as revenue was recognized related to the AbbVie Agreement. This was offset by a non-cash charge of $6.9 million for stock-based compensation and an increase of $5.8 million in accrued liabilities and accrued clinical supply costs.

For the six months ended June 30, 2018, cash used in operating activities was $167.5 million. The net cash inflow from operations primarily resulted from the receipt of a $200.0 million upfront payment from AbbVie in January 2018, that was reflected as a net increase in deferred revenue of $188.1 million during the period. This was mainly offset by net loss of $19.6 million.

Investing Activities

For the six months ended June 30, 2019, cash used in investing activities of $124.8 million was primarily related to the purchase of short-term marketable securities of $339.4 million offset by the proceeds from maturities of marketable securities of $226.0 million. In addition, we used cash for the purchase of $11.4 million of property and equipment.

For the six months ended June 30, 2018, cash used in investing activities of $219.6 million was primarily related to the purchase of short-term marketable securities of $268.3 million offset by the proceeds from maturities of short-term marketable securities of $50.0 million.

Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities of $170.2 million was primarily from net proceeds of the issuance of 9,739,541 shares of our common stock upon the completion of our IPO.

For the six months ended June 30, 2018, cash provided by financing activities of $70.1 million was from the net proceeds of the issuance of 4,941,825 shares of our Series E convertible preferred stock in April 2018.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as of June 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 26, 2019.

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

We elected to exclude from our balance sheets recognition of leases having a term of 12 months or less and elected to not separate lease components and non-lease components for our long-term leases.

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

We had cash, cash equivalents, and marketable securities of $410.9 million as of June 30, 2019, which consisted primarily of bank deposits, money market funds, and short-term government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2019, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We have initiated an arbitration against a third party as set forth below. Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of legal fees and settlement costs, diversion of management resources, and other factors.

On June 18, 2019, we initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information that he learned during the course of rendering services to us as our consulting Chief Scientific Officer/Chief Innovation Officer. We are in the early stage of this arbitration proceeding and are unable to assess or provide any assurances regarding its possible outcome.

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

We have incurred net losses in each reporting period since our inception, including net losses of $24.6 million and $43.1 million for the three and six months ended June 30, 2019, respectively. We incurred net losses of $11.1 million and $19.6 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $157.6 million.

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
•

obtain, maintain, protect, and enforce our intellectual property portfolio, including intellectual property obtained through license agreements, such as the arbitration proceeding that we have initiated against our former consulting co-founder;

•	attract, hire, and retain qualified personnel;
•	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
•	experience any delays or encounter other issues related to our operations;
•	implement additional internal systems and infrastructure related to cybersecurity;
•	meet the requirements and demands of being a public company; and
•	defend against any product liability claims or other lawsuits related to our products.

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

As of June 30, 2019, we had cash, cash equivalents, and marketable securities of $410.9 million. In February 2019, we received $168.2 million of net proceeds from the issuance of common stock upon the completion of our initial public offering (“IPO”), net of underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

For example, our product candidate AL001 is initially targeting FTD-GRN patients. Following proof-of-concept data in FTD-GRN patients, we plan to expand AL001 to other indications associated with decreased levels of PGRN. If we are unable to successfully identify, develop, obtain regulatory approval for, and commercialize AL001 for other indications, our commercial opportunity for AL001 may be limited.

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.*

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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. For example, on June 18, 2019, we initiated a confidential arbitration proceedings against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information learned during the course of rendering services to us as our consulting Chief Scientific Officer/Chief Innovation Officer. We are in the early stage of this arbitration proceeding and are unable to assess or provide any assurances regarding its possible outcome. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property. *

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors and potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property, such as with our arbitration claims against Dr. Asa Abeliovich, our former consulting Chief Scientific Officer/Chief Innovation Officer. Such claims could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

As of June 30, 2019, we had 101 full-time employees. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of existing market standoff and lock-up agreements, the early release of these agreements, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Approximately 59,131,626 shares, or 85.9% of our outstanding shares as of June 30, 2019, are currently prohibited or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us, or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning as early as August 6, 2019. The underwriters in our initial public offering may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Approximately 1,396,441 shares of unvested restricted stock were issued and outstanding as of June 30, 2019, will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market standoff or lock-up agreements.

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

ALECTOR, INC.

Date: August 12, 2019	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-Founder and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Calvin Yu
Calvin Yu
Vice President, Finance (Principal Financial and Accounting Officer)