Form 10-Q
period 2019-09-30
Alector, Inc.
filed 2019-11-12
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 68,923,730 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALECTOR, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,974	$65,470
Marketable securities	294,472	224,938
Prepaid expenses and other current assets	4,037	2,768
Total current assets	385,483	293,176
Property and equipment, net	33,861	10,937
Operating lease right-of-use assets	28,765	—
Restricted cash	1,472	1,472
Other assets	149	2,774
TOTAL ASSETS	$449,730	$308,359
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$258	$126
Accrued clinical supply costs	6,412	4,463
Accrued liabilities	16,546	8,439
Deferred revenue, current portion	29,527	34,905
Deferred rent, current portion	—	15
Operating lease liabilities, current portion	5,975	—
Total current liabilities	58,718	47,948
Deferred revenue, long-term portion	129,875	139,715
Deferred rent, long-term portion	—	7,478
Operating lease liabilities, long-term portion	42,141	—
Other long-term liabilities	409	96
TOTAL LIABILITIES	231,143	195,237
Convertible preferred stock; $0.0001 par value; zero and 45,849,677 shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero and 45,374,836 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	210,520
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value; 200,000,000 and 65,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 68,922,249 and 13,764,829 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	7	1
Additional paid-in capital	407,647	17,078
Accumulated other comprehensive income (loss)	226	(42)
Accumulated deficit	(189,293)	(114,435)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	218,587	(97,398)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$449,730	$308,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$2,696	$6,503	$15,218	$18,363
Grant revenue	—	—	—	169
Total revenue	2,696	6,503	15,218	18,532
Operating expenses:
Research and development	28,519	20,392	74,766	48,934
General and administrative	8,326	2,926	22,514	7,869
Total operating expenses	36,845	23,318	97,280	56,803
Loss from operations	(34,149)	(16,815)	(82,062)	(38,271)
Other income, net	2,411	1,498	7,204	3,396
Net loss	(31,738)	(15,317)	(74,858)	(34,875)
Unrealized gain (loss) on marketable securities	(215)	(48)	268	(140)
Comprehensive loss	$(31,953)	$(15,365)	$(74,590)	$(35,015)
Net loss per share, basic and diluted	$(0.47)	$(1.34)	$(1.25)	$(3.13)
Shares used in computing net loss per share, basic and diluted	67,572,452	11,441,285	59,663,773	11,154,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2018	45,374,836	$210,520	13,764,829	$1	$17,078	$(42)	$(114,435)	$(97,398)
Conversion of convertible preferred stock into common stock	(45,374,836)	(210,520)	45,374,836	5	210,516	—	—	210,521
Issuance of common stock upon initial public offering, net of issuance costs	—	—	9,739,541	1	168,222	—	—	168,223
Exercise of stock options	—	—	625	—	5	—	—	5
Forfeiture of restricted common stock	—	—	(8,039)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,245	—	—	3,245
Unrealized gain on marketable securities	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(18,560)	(18,560)
Balance — March 31, 2019	—	—	68,871,792	7	399,066	108	(132,995)	266,186
Exercise of stock options	—	—	8,999	—	63	—	—	63
Forfeiture of restricted common stock	—	—	(48,934)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,694	—	—	3,694
Unrealized gain on marketable securities	—	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	—	(24,560)	(24,560)
Balance — June 30, 2019	—	—	68,831,857	7	402,823	441	(157,555)	245,716
Exercise of stock options	—	—	90,392	—	720	—	—	720
Stock-based compensation	—	—	—	—	4,104	—	—	4,104
Unrealized loss on marketable securities	—	—	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	—	—	(31,738)	(31,738)
Balance — September 30, 2019	—	$—	68,922,249	$7	$407,647	$226	$(189,293)	$218,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2017	36,001,203	$77,485	13,776,153	$1	$10,153	$—	$(62,187)	$(52,033)
Forfeiture of restricted common stock	—	—	(11,324)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Unrealized loss on marketable securities	—	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	—	(8,437)	(8,437)
Balance — March 31, 2018	36,001,203	77,485	13,764,829	1	11,277	(154)	(70,624)	(59,500)
Issuance of Series E convertible preferred stock, net of issuance costs	4,941,825	70,084	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,161	—	—	1,161
Unrealized gain on marketable securities	—	—	—	—	—	62	—	62
Net loss	—	—	—	—	—	—	(11,121)	(11,121)
Balance — June 30, 2018	40,943,028	147,569	13,764,829	1	12,438	(92)	(81,745)	(69,398)
Issuance of Series E convertible preferred stock, net of issuance costs	4,407,187	62,601	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,980	—	—	1,980
Unrealized loss on marketable securities	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	(15,317)	(15,317)
Balance — September 30, 2018	45,350,215	$210,170	13,764,829	$1	$14,418	$(140)	$(97,062)	$(82,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,858)	$(34,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,397	743
Stock-based compensation	11,043	4,265
Accretion of discount on marketable securities	(4,027)	(1,778)
Impairment loss on right-of-use asset	1,158	—
Loss from disposal of property and equipment, net	39	89
Changes in operating assets and liabilities:
Accounts receivable	—	238
Prepaid expenses and other current assets	(1,269)	(3,638)
Other assets	(72)	132
Accounts payable	132	(604)
Accrued liabilities and accrued clinical supply costs	7,467	(1,125)
Deferred revenue	(15,218)	181,637
Deferred rent	(44)	(1)
Lease liabilities and other long-term liabilities	2,771	35
Net cash provided by (used in) operating activities	(70,481)	145,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,692)	(1,467)
Purchase of marketable securities	(411,239)	(395,117)
Maturities of marketable securities	346,000	130,000
Net cash used in investing activities	(78,931)	(266,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	170,128	(278)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	132,704
Proceeds from the exercise of options to purchase common stock	788	—
Net cash provided by financing activities	170,916	132,426
Net increase in cash, cash equivalents, and restricted cash	21,504	10,960
Cash, cash equivalents, and restricted cash at beginning of period	66,942	32,451
Cash, cash equivalents, and restricted cash at end of period	$88,446	$43,411
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accrued liabilities	$3,675	$30
Deferred offering costs for initial public offering included in accounts payable and accrued liabilities	$—	$729
Tenant improvements paid by landlord	$8,286	$401

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

Restricted cash as of September 30, 2019 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash and cash equivalents	$86,974	$41,939
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$88,446	$43,411

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases on January 1, 2019. Upon adoption, the Company recorded a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. The Company adopted the guidance on a modified retrospective basis and did not restate comparative periods. The Company elected to adopt the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the historical lease classification of existing leases be carried forward. As a result of the adoption, the Company recorded operating right-of-use assets of $31.4 million and lease liabilities of $38.9 million on January 1, 2019. The prior deferred rent balances of $7.5 million under legacy guidance, primarily related to a tenant improvement allowance, was derecognized. The lease liabilities balance increase through September 30, 2019 due to additional tenant improvement allowance paid by a landlord. There was no effect on accumulated deficit as a result of the adoption.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. The Company’s financial instruments approximate fair value due to their relatively short maturities.

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

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three and nine months ended September 30, 2019 was $2.7 million and $15.2 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective periods. The Company recorded deferred revenue of $159.4 million as of September 30, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized gain (loss) on marketable securities.

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$76,549	$—	$—	$76,549
U.S. government treasury securities	Level 1	299,336	242	(16)	299,562
Corporate bonds	Level 2	5,025	—	—	5,025
Total cash equivalents and marketable securities		$380,910	$242	$(16)	$381,136

	December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$65,222	$—	$—	$65,222
U.S. government treasury securities	Level 1	224,980	3	(45)	224,938
Total cash equivalents and marketable securities		$290,202	$3	$(45)	$290,160

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2019. The Company classifies marketable securities available to fund current operations as current assets. As of September 30, 2019, the remaining contractual maturities of $349.3 million investments were less than one year and $31.8 million investments were after one year through two years.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Leasehold improvements	$25,224	$210
Lab equipment	9,110	4,599
Furniture and fixtures	2,066	131
Computer equipment	1,457	449
Construction-in-progress	39	7,449
Property and equipment, gross	37,896	12,838
Less accumulated depreciation and amortization	(4,035)	(1,901)
Total property and equipment, net	$33,861	$10,937

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued research and development costs	$7,431	$3,821
Accrued employee compensation	4,272	2,766
Accrued property and equipment	3,675	293
Accrued professional services	1,046	588
Accrued offering costs	—	792
Other	122	179
Total accrued liabilities	$16,546	$8,439

5.	Leases

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Operating lease cost	$1,346	$4,529
Variable lease cost	425	903
Short-term lease cost	—	68
Sublease income and reimbursement of variable lease cost	(540)	(723)
Total	$1,231	$4,777

Rent expense under legacy leasing guidance for the three and nine months ended September 30, 2018 was $0.2 million and $0.8 million, respectively.

As of September 30, 2019, the weighted-average remaining lease term for operating leases was 9.5 years and the weighted-average discount rate was 8.8%.

The following are the undiscounted cash flows owed under the Company’s operating leases as of September 30, 2019:

(In thousands)
2019 (remaining three months)	$1,136
2020	6,882
2021	7,122
2022	7,146
2023	7,376
Thereafter	43,146
Total undiscounted lease payments	$72,808
Less: Present value adjustment	(24,692)
Total	$48,116

6.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$1,935	$1,276	$5,515	$2,520
General and administrative	2,169	704	5,528	1,745
Total stock-based compensation	$4,104	$1,980	$11,043	$4,265

Restricted Common Stock

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	1,917,848	$6.95
Vested	(669,125)	6.95
Forfeited	(56,973)	6.95
Unvested restricted common stock as of September 30, 2019	1,191,750	$6.95

As of September 30, 2019, total unrecognized stock-based compensation related to unvested restricted common stock was $5.4 million, which the Company expects to recognize over a remaining weighted-average period of 1.7 years.

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (“2019 Plan”) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company initially reserved for issuance 7,688,156 shares of common stock pursuant to the 2019 Plan. The Company’s 2017 Stock Option and Grant Plan (“2017 Plan”) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors, or a committee appointed by the board of directors, has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the exercise price of each share shall be at least 110% of the fair market value and the term of the award shall not exceed than five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The shares generally vest over a four-year period with straight-line vesting and a 25% one-year cliff. As of September 30, 2019, the Company had reserved 12,829,863 shares of common stock for issuance under the 2019 Plan, of which 6,911,739 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	5,063,688	$8.94	9.6	$6,067
Granted	1,133,100	19.17
Exercised	(100,016)	7.89
Forfeited	(178,648)	11.52
Outstanding as of September 30, 2019	5,918,124	$10.84	9.0	$26,336
Exercisable as of September 30, 2019	891,664	$8.69	8.8	$5,296
Vested and expected to vest as of September 30, 2019	5,918,124	$10.84	9.0	$26,336

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of September 30, 2019, total unrecognized stock-based compensation related to unvested stock options was $34.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

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

The Company has a collaboration agreement with Adimab, LLC (“Adimab”) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates (“2013 Adimab Agreement”). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (“2019 Adimab Agreement”). The Chief Executive Officer of Adimab is a Co-Founder and Chairperson of the board of directors of Alector. For the three and nine months ended September 30, 2019, the Company incurred expenses under the 2013 Adimab Agreement of $2.0 million and $2.8 million, respectively, the majority of which is related to milestone payments. For the three and nine months ended September 30, 2018, the Company incurred expenses under the 2013 Adimab Agreement of $1.8 million, the majority of which is related to milestone payments. The Company had $2.0 million and zero in accrued liabilities due to Adimab as of September 30, 2019 and December 31, 2018. Under the 2013 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

8.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2019	2018
Convertible preferred stock	—	45,350,215
Restricted stock subject to future vesting	1,191,750	2,161,047
Options to purchase common stock	5,918,124	3,048,500
Shares committed under ESPP	51,667	—
Total	7,161,541	50,559,762

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

Our AL001 program is aimed at treating a genetic subset of patients with frontotemporal dementia (“FTD”) who have a known genetic mutation that causes a deficiency in progranulin (“PGRN”), which is called FTD-GRN. AL001 has successfully achieved proof-of-mechanism in a Phase 1b study in FTD-GRN subjects by restoring PGRN levels in plasma and cerebrospinal fluid back to the normal range. In the third quarter of 2019, we advanced AL001 into a Phase 2 study with proof-of-concept data in FTD-GRN patients expected in the first half of 2020, which also includes an additional genetic subset of FTD patients (“FTD-C9orf72”). In addition, in consultation with the FDA, we plan to advance AL001 into a Phase 3 study in FTD-GRN patients in 2020.

In the fourth quarter of 2019, we expect to initiate a Phase 1 study with AL101, a product candidate targeting multiple neurodegenerative disorders.

The AL002 and AL003 programs are aimed at treating Alzheimer’s disease patients.

In the third quarter of 2019, AL002 completed Phase 1a study in healthy subjects and a dose dependent change in target engagement biomarker in cerebrospinal fluid was observed upon treatment.  In the second quarter of 2019, based on safety and tolerability observed in the Phase 1a study, we initiated a Phase 1b study with AL002 in Alzheimer’s disease patients. We expect proof of mechanism data from Alzheimer’s disease patients in the first half of 2020.

In the first quarter of 2019, we initiated a Phase 1a study in healthy subjects with AL003, a product candidate targeting Alzheimer’s disease. Thirty-eight (38) healthy subjects were dosed over eight dose cohorts in the AL003 Phase 1a dose escalation trial. A dose dependent change in target engagement in a blood biomarker was observed upon treatment. One subject treated with the second highest dose experienced aseptic hip monoarthritis and a second subject treated with the highest dose experienced an adverse drug reaction characterized by rash, fever, and thrombocytopenia, which were both deemed treatment-related serious adverse events. The subjects were treated with corticosteroids and recovered. Based on the safety and tolerability observed in the Phase 1a study, we identified a dose and initiated screening for a Phase 1b study with AL003 in Alzheimer’s disease patients in the fourth quarter of 2019.

Our operations have been financed primarily through the issuance and sale of convertible preferred stock, our collaboration with AbbVie, and issuance of common stock upon the completion of our initial public offering (“IPO”). We completed our IPO in February 2019, and received $168.2 million net proceeds, net of underwriting discounts and commissions and offering expenses.

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $31.7 million and $74.9 million for the three and nine months ended September 30, 2019, respectively. Our net losses were $15.3 million and $34.9 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $189.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. We recorded deferred revenue of $159.4 million as of September 30, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of proof-of-concept for AL002 and AL003.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates, AL001, which is in a Phase 2 clinical trial, and AL002 and AL003, which are in Phase 1 clinical trials. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, information technology, human resources, and other administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees paid for accounting, auditing, consulting, and tax services, insurance costs, and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NASDAQ Stock Market on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We also commenced confidential arbitration in June 2019 with respect to certain intellectual property matters related to a former consulting co-founder that are also expected to lead to increased legal expenses.

Other Income, Net

Other income, net consists of interest earned on our cash equivalents and marketable securities and foreign currency transaction gains and losses incurred during the period.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Dollar
	2019	2018	Change
	(In thousands)
Revenue:
Collaboration revenue	$2,696	$6,503	$(3,807)
Total revenue	2,696	6,503	(3,807)
Operating expenses:
Research and development	28,519	20,392	8,127
General and administrative	8,326	2,926	5,400
Total operating expenses	36,845	23,318	13,527
Loss from operations	(34,149)	(16,815)	(17,334)
Other income, net	2,411	1,498	913
Net loss	$(31,738)	$(15,317)	$(16,421)

Revenue

Total revenue was $2.7 million for the three months ended September 30, 2019, compared to $6.5 million for the three months ended September 30, 2018. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue decreased by $3.8 million as we had an increase in total expected costs for the programs arising from changes to the Phase 2 protocol for AL002.

Research and Development Expenses

Research and development expenses were $28.5 million for the three months ended September 30, 2019, compared to $20.4 million for the three months ended September 30, 2018. The increase of $8.1 million was driven by a $2.8 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. Expenses for AL101 increased by $2.3 million as we prepare to enter clinical trials in the fourth quarter of 2019. Additionally, there was a $1.7 million increase in facilities and other unallocated research and development mainly related to the lease expense for the new headquarters and higher depreciation expense due to purchase of property and equipment.

	Three Months Ended September 30,		Dollar
	2019	2018	Change
	(In thousands)
Direct research and development expenses
AL001	$6,437	$5,201	$1,236
AL101	3,284	980	2,304
AL002	4,752	3,307	1,445
AL003	2,117	3,640	(1,523)
Other early stage programs	3,130	2,942	188
Indirect research and development expenses
Personnel related (including stock-based compensation)	6,207	3,441	2,766
Facilities and other unallocated research and development expenses	2,592	881	1,711
Total research and development expenses	$28,519	$20,392	$8,127

General and Administrative Expenses

General and administrative expenses were $8.3 million for the three months ended September 30, 2019, compared to $2.9 million for the three months ended September 30, 2018. The increase of $5.4 million was driven by a $2.7 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, $1.5 million increase in facilities and general overhead expenses from additional lease expense related to the lease for the new headquarters, higher depreciation expense due to purchase of property and equipment, directors and officers insurance necessary to operate a public company, and other allocated costs from the increased headcount. The increase is also due to a $1.0 million increase in legal expense due in part to our ongoing arbitration proceeding that we commenced in June 2019.

Other Income, Net

Other income, net was $2.4 million for the three months ended September 30, 2019, compared to $1.5 million for the three months ended September 30, 2018. The increase of $0.9 million was due to interest income earned after we invested proceeds from the issuance of our common stock upon completion of the IPO into short-term marketable securities.

Comparison of the Nine months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Dollar
	2019	2018	Change
	(In thousands)
Revenue:
Collaboration revenue	$15,218	$18,363	$(3,145)
Grant revenue	—	169	(169)
Total revenue	15,218	18,532	(3,314)
Operating expenses:
Research and development	74,766	48,934	25,832
General and administrative	22,514	7,869	14,645
Total operating expenses	97,280	56,803	40,477
Loss from operations	(82,062)	(38,271)	(43,791)
Other income, net	7,204	3,396	3,808
Net loss	$(74,858)	$(34,875)	$(39,983)

Revenue

Total revenue was $15.2 million for the nine months ended September 30, 2019, compared to $18.5 million for the nine months ended September 30, 2018. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue decreased by $3.1 million as we had an increase in total expected costs for the programs arising from changes to the Phase 2 protocol for AL002.

Research and Development Expenses

Research and development expenses were $74.8 million for the nine months ended September 30, 2019, compared to $48.9 million for the nine months ended September 30, 2018. The increase of $25.8 million was driven by a $9.2 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. Expenses for AL101 increased by $5.7 million as we did not incur any expenses for AL101 until the second quarter of 2018 and this year we are preparing to enter clinical trials in the fourth quarter of 2019. Further, there was a $4.9 million increase in facilities and other unallocated research and development related to the lease expense for the new headquarters and higher depreciation expense due to purchase of property and equipment. In addition, expenses increased for AL001 by $3.0 million and AL002 by $2.9 million to support clinical trials that began in the second half of 2018.

	Nine Months Ended September 30,		Dollar
	2019	2018	Change
	(In thousands)
Direct research and development expenses
AL001	$12,799	$9,849	$2,950
AL101	7,147	1,473	5,674
AL002	12,494	9,584	2,910
AL003	6,938	8,577	(1,639)
Other early stage programs	10,537	8,647	1,890
Indirect research and development expenses
Personnel related (including stock-based compensation)	17,418	8,258	9,160
Facilities and other unallocated research and development expenses	7,433	2,546	4,887
Total research and development expenses	$74,766	$48,934	$25,832

General and Administrative Expenses

General and administrative expenses were $22.5 million for the nine months ended September 30, 2019, compared to $7.9 million for the nine months ended September 30, 2018. The increase of $14.6 million was primarily due to a $7.1 million increase in personnel-related expenses, including stock-based compensation, as a result of an increase in headcount and issuance of option grants to employees. Facilities and general overhead expenses increased by $5.1 million due to additional lease expense related to the lease for the new headquarters, impairment loss on the right-of-use asset related to the sublease, higher depreciation expense due to purchase of property and equipment, directors and officers insurance necessary to operate a public company, and other allocated costs from the increased headcount. The increase is also due to a $1.5 million increase in consulting expense to support the growth of the business related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $7.2 million for the nine months ended September 30, 2019, compared to $3.4 million for the nine months ended September 30, 2018. The increase of $3.8 million was due to interest income earned after we invested the proceeds from the issuance of our common stock upon completion of the IPO into short-term marketable securities.

Liquidity and Capital Resources

Since our inception through September 30, 2019, our operations have been financed primarily by net proceeds of $210.5 million from sales of our convertible preferred stock and through the $205.0 million in upfront payments from the AbbVie Agreement. In addition, on February 7, 2019, we completed our IPO through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares. We received aggregate net proceeds from the offering, net of underwriting discounts and commissions and offering expenses, of $168.2 million. As of September 30, 2019, we had $381.4 million of cash, cash equivalents, and marketable securities. As of September 30, 2019, we had an accumulated deficit of $189.3 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used in) operating activities	$(70,481)	$145,118
Cash used in investing activities	(78,931)	(266,584)
Cash provided by financing activities	170,916	132,426

Operating Activities

For the nine months ended September 30, 2019, cash used in operating activities was $70.5 million. This was mainly due to the net loss of $74.9 million and the decrease in deferred revenue of $15.2 million as revenue was recognized related to the AbbVie Agreement. This was offset by a non-cash charge of $11.0 million for stock-based compensation and an increase of $7.5 million in accrued liabilities and accrued clinical supply costs.

For the nine months ended September 30, 2018, cash provided by operating activities was $145.1 million. The net cash inflow from operations primarily resulted from the receipt of a $200.0 million upfront payment from AbbVie in January 2018, that was reflected as a net increase in deferred revenue of $181.6 million during the period. This was mainly offset by a net loss of $34.9 million.

Investing Activities

For the nine months ended September 30, 2019, cash used in investing activities of $78.9 million was primarily related to the purchase of short-term marketable securities of $411.2 million offset by the proceeds from maturities of marketable securities of $346.0 million. In addition, we used cash for the purchase of $13.7 million of property and equipment.

For the nine months ended September 30, 2018, cash used in investing activities of $266.6 million was primarily related to the purchase of short-term marketable securities of $395.1 million offset by the proceeds from maturities of short-term marketable securities of $130.0 million. In addition, we used cash for the purchase of $1.5 million of property and equipment.

Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities of $170.9 million was primarily from net proceeds of the issuance of 9,739,541 shares of our common stock upon the completion of our IPO.

For the nine months ended September 30, 2018, cash provided by financing activities of $132.4 million was mainly from the net proceeds of the issuance of 9,349,012 shares of our Series E convertible preferred stock in April 2018 and July 2018.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as of September 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 26, 2019.

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

Other than the disclosures below, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 26, 2019.

Revenue Recognition

We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended September 30, 2019, we had a 10% increase in the forecast of total expected costs due to changes to the clinical trial plans. For the three months ended September 30, 2019, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $5 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and generally short-term duration, invested in compliance with our policy.

We had cash, cash equivalents, and marketable securities of $381.4 million as of September 30, 2019, which consisted primarily of bank deposits, money market funds, short-term government marketable securities, and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2019, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We have initiated an arbitration against a third party as set forth below. Regardless of outcome, litigation, or other legal proceedings can have an adverse impact on us because of legal fees and settlement costs, diversion of management resources, and other factors.

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

Risks Related to Our Business, Financial Condition, and Capital Requirements

We are in the early stages of clinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.*

We are a clinical stage biopharmaceutical company with a limited operating history, focused initially on developing therapeutics for neurodegenerative diseases, including frontotemporal dementia (“FTD”), Alzheimer’s disease, and Parkinson’s disease. We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and a government grant. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have begun a Phase 2 clinical trial for one product candidate, AL001, and two product candidates, AL002 and AL003, are currently in Phase 1 clinical trials, but to date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $31.7 million and $74.9 million for the three and nine months ended September 30, 2019, respectively. We incurred net losses of $15.3 million and $34.9 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $189.3 million.

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

As of September 30, 2019, we had cash, cash equivalents, and marketable securities of $381.4 million. In February 2019, we received $168.2 million of net proceeds from the issuance of common stock upon the completion of our initial public offering (“IPO”), net of underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have never completed a clinical development program. We currently have one product candidate, AL001, in a Phase 2 clinical trial and two product candidates, AL002 and AL003, in Phase 1 clinical trials. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

•	delays in identifying, recruiting, and training suitable clinical investigators;
•	delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical trial site;
•	imposition of delays to clinical trials, including as a result of temporary or permanent clinical hold by regulatory agencies for a number of reasons, including:
•	after review of an IND or amendment, CTA or amendment, or equivalent application or amendment;
•	as a result of a new safety finding that presents unreasonable risk to clinical trial participants;
•	as a result of modifications to clinical trial protocols or related documentation;
•	a negative finding from an inspection of our clinical trial operations or study sites; or
•	the finding that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

Histopathological analysis of a 26-week toxicology study of AL002 in non-human primates identified minimal to marked granulomatous inflammation in the ciliary body and/or choroid of the eye. There were no other AL002- related gross or histopathological findings in this toxicology study in the retina or any other tissues or organs. We have observed no drug-related, serious adverse events in the AL002 Phase 1 trial with over 50 subjects. In response to FDA feedback, we have implemented additional ophthalmological assessments based on these preclinical study findings.

Thirty-eight (38) healthy subjects were dosed over eight dose cohorts in the AL003 Phase 1a dose escalation trial. One subject treated with the second highest dose experienced aseptic hip monoarthritis and a second subject treated with the highest dose experienced an adverse drug reaction characterized by rash, fever, and thrombocytopenia, which were both deemed treatment-related serious adverse events. The subjects were treated with corticosteroids and recovered. Alector has initiated screening for a Phase 1b study in Alzheimer’s disease patients with doses.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and foreign regulatory authority requirements, including complying with current good manufacturing practices (“cGMPs”) on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

We have received orphan drug designation from the FDA for AL001 and AL101 for treatment of FTD and plan to seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. While we have obtained orphan drug designation from the FDA for AL001 and AL101 for treatment of FTD, we may be unable to reap the benefits associated with orphan drug status. In addition, we plan to seek orphan drug designations for some of our other product candidates in the future but may be unable to obtain an orphan drug designation for any additional product candidates.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other NDA or BLA applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even though the FDA has approved orphan drug status for AL001 and AL101 for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we have entered into the Co-Development and Option Agreement with AbbVie (the “AbbVie Agreement”) for the global development and potential commercialization of AL002 and AL003. We also collaborate with Adimab and others to further our development of product candidates and to enhance our research efforts directed to better understanding neurodegenerative diseases. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. Such arrangements with any third parties, generally provide us with shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

We are heavily reliant upon option rights to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2013 we entered into the Adimab Collaboration Agreement with Adimab. Under the Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our AL001 and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 and AL003 product candidates. Additionally, in October 2017, we entered into the AbbVie Agreement to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In August 2019, we entered into a new Adimab Collaboration Agreement for development of antibodies for use in future programs.

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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. For example, on June 18, 2019, we initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information learned during the course of rendering services to us as our consulting Chief Scientific Officer/Chief Innovation Officer. We are in the early stage of this arbitration proceeding and are unable to assess or provide any assurances regarding its possible outcome. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

As of September 30, 2019, we had 109 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As of December 31, 2018, we had federal and state net operating loss (“NOL”) carryforwards of approximately $17.5 million and $17.1 million, respectively, which will begin to expire in 2037, if not utilized. Due to tax reform, the Company also has federal NOL carryforwards of $42.9 million generated after December 31, 2017, which do not expire. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering in February 2019, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. In addition, the enacted legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) imposes certain limitations on the deduction of NOLs, including a limitation on the use of NOLs generated in tax years beginning after December 31, 2017 to 80% of current year taxable income. The Tax Act also eliminates the carryback and permits the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017, whereas NOLs arising in tax years ending prior to that date continue to have a two-year carryback and twenty-year carryforward.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

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

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The SOX, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and expect that we will need to continue to hire, additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel have devoted and will continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.2	2/11/2019
10.17#	2019 Collaboration Agreement between the Registrant and Adimab, LLC, dated August 16, 2019.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

#   Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant determined the omitted information (i) is not material and (ii) would be competitively harmful to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALECTOR, INC.

Date: November 12, 2019	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-Founder and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Calvin Yu
Calvin Yu
Vice President, Finance (Principal Financial and Accounting Officer)