Form 10-K
period 2019-12-31
Alector, Inc.
filed 2020-03-24
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38792

Alector, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	001-38792	82-2933343
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

131 Oyster Point Blvd, Suite 600

South San Francisco, California 94080

(Address of principal executive offices, including zip code)

(415) 231-5660
(Registrant’s telephone number, including area code)

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	ALEC	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $548.8 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 28, 2019 of $19.00 per share.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2020 was 78,982,116.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2019 fiscal year ended December 31, 2019.

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

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to simultaneously counteract these pathologies by restoring healthy immune function to the brain. Supporting our scientific approach, our Discovery Platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, in the last six years, we have identified over 120 immune system targets, progressed over ten programs into preclinical research, and advanced four product candidates, AL001, AL002, AL003, and AL101 into clinical development.

AL001, our first program in the clinic, modulates progranulin (PGRN), a regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders, including frontotemporal dementia (FTD), Alzheimer’s disease, and Parkinson’s disease. AL001 is initially designed to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects approximately 170,000 individuals in the United States and the European Union, with potentially higher prevalence in Asia and Latin America.

Our AL001 program is initially aimed at treating FTD patients who have a known genetic mutation that causes a deficiency in PGRN, which is called FTD-GRN. The U.S. Food and Drug Administration (FDA) has granted orphan drug designation for treatment of FTD to AL001, as well as Fast Track designation for the treatment of patients with FTD-GRN. Fast Track designation is designed to facilitate the development and expedite the review of therapies which treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review, and additionally, a rolling submission of the marketing application. AL001 has successfully demonstrated proof-of-mechanism in the Phase 1b portion of the study in FTD-GRN subjects by restoring PGRN levels in plasma and cerebrospinal fluid (CSF) back to the normal range. In December 2019, we reported additional results from our AL001 Phase 1b study. Eight weeks after the first dose of AL001, a global proteomics profiling assay from the CSF of the eight symptomatic FTD-GRN patients showed a statistically significant normalization in a number of disease-associated proteins, including inflammatory and lysosomal biomarkers (n=8; R=-0.36; P<0.0005). At the end of the study, 12 weeks after the first dose, blood samples from five patients from this symptomatic FTD-GRN cohort were also available for plasma neurofilament light chain (NfL) testing. In these five patients, no significant increases in plasma NfL levels were reported after 12 weeks. Moreover, an initial trend showing a 14% reduction in plasma NfL levels compared to baseline levels (n=5; mean=14%; range=-4% to 41%) was also observed. In the third quarter of 2019, we advanced AL001 into a Phase 2 study with preliminary patient data in FTD-GRN patients expected throughout 2020. The Phase 2 study also includes an additional genetic subset of FTD patients (FTD-C9orf72). In addition, in consultation with the FDA, we plan to advance AL001 into a Phase 3 study in FTD-GRN patients in 2020.

We are developing AL101, our second product candidate in our PGRN program, for patients suffering from more prevalent neurodegenerative diseases including Alzheimer’s disease and Parkinson’s disease, in addition to FTD. In line with our therapeutic hypothesis for FTD, mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models. The FDA has granted orphan drug designation for the treatment of FTD to AL101, as well as Fast Track designation for the treatment of patients with FTD-GRN. We initiated the Phase 1 study of AL101 in the fourth quarter of 2019. We expect Phase 1a data in 2020.

We own worldwide rights to both AL001 and AL101.

Our next development programs, AL002 and AL003, focus on modulating check-point receptors on the brain’s immune cells, with AL002 targeting Triggering Receptor Expressed on Myeloid cells 2 (TREM2) and

AL003 targeting sialic acid binding Ig-like lectin 3 (SIGLEC 3), respectively. The AL002 and AL003 programs are aimed at treating Alzheimer’s disease patients.

In the third quarter of 2019, we completed the Phase 1a portion of the study in healthy volunteers with AL002. AL002 was generally safe and well-tolerated in the single ascending dose part of the Phase 1 study. In addition, a dose dependent and statistically significant change in both soluble TREM2 (sTREM2) and a downstream biomarker for microglia functionality in cerebrospinal fluid was observed upon treatment, indicating both target engagement and proof-of-mechanism in healthy volunteers. We believe that this is the first time that a drug product candidate that targets TREM2 has successfully demonstrated safety, target engagement, and indicated proof-of-mechanism in healthy volunteers. In the second quarter of 2019, based on safety and tolerability observed in the Phase 1a study, we initiated the Phase 1b portion of the study with AL002 in Alzheimer’s disease patients. We expect Phase 1b data from Alzheimer’s disease patients in 2020.

In the first quarter of 2019, we initiated a Phase 1a study in healthy volunteers with AL003 for the treatment of Alzheimer’s disease patients. Thirty-eight healthy volunteers were dosed over eight dose cohorts in the AL003 Phase 1a dose escalation trial. A dose dependent change in target engagement in a blood biomarker was observed upon a single dose treatment. One volunteer treated with the second highest dose experienced aseptic hip monoarthritis and a second volunteer treated with the highest dose experienced an adverse drug reaction characterized by rash, fever, and thrombocytopenia, which were both deemed treatment-related serious adverse events. The volunteers were treated with corticosteroids and recovered. In the fourth quarter of 2019, based on the safety and tolerability observed in the Phase 1a study, we initiated screening of Alzheimer’s disease patients in a Phase 1b study with AL003 and commenced dosing in January 2020.

We have partnered with AbbVie Biotechnology, Ltd. (AbbVie), a leader in neuroscience drug development, for the global development and potential commercialization of AL002 and AL003. We are responsible for execution of the Phase 1 and Phase 2 studies. Following AbbVie’s potential exercise of its option, Alector and AbbVie will share the development costs and will split global profits after marketing approval. However, following AbbVie’s option exercise for a program, we may opt out of sharing in development costs and profits or losses from that program and instead receive a tiered royalty on sales of products from that program. As part of this partnership, we received $205.0 million in upfront payments, of which $5.0 million and $200.0 million were received by us in October 2017 and January 2018, respectively, $20.0 million from the sale of shares of our preferred stock in October 2017 and are eligible for up to an additional $985.6 million in option exercise and milestone payments and a global profit share with AbbVie upon commercialization.

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

•	Patient Selection. We utilize genetic screening and other biomarkers to better align a patient’s specific diagnosis with the targeted intervention in our clinical studies.

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

Figure 1. The following table highlights our clinical programs.

Figure 2. The following table highlights ten of our identified preclinical and research programs.

The above table reflects that we currently have ten preclinical and research programs in our pipeline focused on targeting Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis (ALS), progressive multiple sclerosis, and oncology. Currently, we estimate that our research programs are one to three years or more away from entering preclinical studies assuming that these programs meet our requirements for advancement into the preclinical stage. For each of our programs in our research and development pipeline we are working to identify biomarkers to be utilized in preclinical studies for each program.

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

_______________

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

•	Patient Selection. We utilize genetic screening and biomarkers to better align a patient’s specific diagnosis with the targeted intervention in our clinical studies.

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

In the last six years, we have identified over 120 immune system targets through genetic analysis, progressed more than ten programs to preclinical research, and advanced four product candidates into clinical development. Our AL001 program, initially aimed at treating a genetic subset of patients with FTD carrying a PGRN loss of function mutation (FTD-GRN), has successfully demonstrated safety, target engagement, and proof-of-mechanism with a well-tolerated safety profile in the central nervous systems of healthy volunteers and FTD patients. Our AL002 program, aimed at treating patients with Alzheimer’s disease, has also demonstrated safety, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers in the single ascending dose part of our Phase 1 study. Our AL003 program, aimed at treating patients with Alzheimer’s disease, has also successfully demonstrated safety and peripheral target engagement in healthy volunteers in the single ascending dose part of our Phase 1 trial. Our AL101 program, aimed at treating patients with Alzheimer’s disease and Parkinson’s disease, has also successfully demonstrated target engagement, increases in the disease associated pharmacodynamic marker PGRN in the brains of mice, rats, and non-human primates, as well as reduction of social deficit symptoms of FTD in a social aversion test using FTD-GRN mice following intravenous injection.

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

Figure 5. PGRN deficiency disrupts homeostasis between microglia and neurons, and promotes neurodegeneration during aging.2

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

We have developed two distinct product candidates that target SORT1, AL001 and AL101, designed to increase PGRN levels in the brain of patients to counteract the damage sustained due to low PGRN levels in neurodegenerative disorders. Our first product candidate, AL001, is initially intended to target orphan disorders, including genetic forms of FTD such as in patients that are missing a functional copy of the PGRN gene (FTD-GRN). Our second PGRN product candidate, AL101, is intended to target widely prevalent neurodegenerative disorders such as Alzheimer’s disease and Parkinson’s disease, in addition to FTD. We have worldwide development and commercial rights to our PGRN product candidates.

AL001 for the Treatment of FTD

Our first product candidate, AL001, is a humanized recombinant monoclonal antibody that is intended to be delivered by intravenous, peripheral infusion to the blood stream to increase the levels of PGRN in the brains of FTD-GRN patients. AL001 functions by shutting down the SORT1 degradation mechanism for PGRN and increasing the circulating half-life of the functional PGRN in the brain. AL001 received orphan drug designation from the FDA for the treatment of FTD in 2018 as well as Fast Track designation for the treatment of patients with

_____________________

[2]	Kao, A., McKay, A., Singh, P., Brunet, A., Huang, E. “Progranulin, lysosomal regulation and neurodegenerative disease.” Nature Reviews Neuroscience. Volume 18, Number 6, June 2017.

FTD-GRN. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity. This exclusivity precludes the FDA from approving another marketing application for the same indication for that time period, unless the later product is clinically superior. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

We believe that we can establish rapid clinical proof-of-concept in FTD-GRN patients given its genetically-defined patient population, fast rate of disease progression, and our ability to leverage fluid and imaging biomarkers. In FTD-GRN patients, inhibition of SORT1 through AL001 represents a potential mechanism to compensate for the over 50% reduction of PGRN. AL001 is intended to reduce the ability of SORT1 to bind to and degrade PGRN, leading to increases in the levels of PGRN through increasing its circulating half-life (Figure 6). We have tested our PGRN program antibodies in various animal models, healthy volunteers, and FTD-GRN patients and have achieved significantly elevated, long-lasting levels of PGRN in the brain after intravenous administration.

Figure 6. Mechanism of action for our PGRN programs. AL001 binds to SORT1 and prevents degradation of PGRN, increasing its circulating half-life significantly. A similar mechanism of action is also applicable for AL101.

AL101 for the Treatment of Alzheimer’s Disease and Parkinson’s Disease

We are developing a second product candidate in our PGRN program, AL101, that targets SORT1 for large patient populations such as Alzheimer’s disease and Parkinson’s disease. The FDA has granted orphan drug designation for the treatment of FTD to AL101, as well as Fast Track designation for the treatment of patients with FTD-GRN.

Mutations that moderately reduce the amount of PGRN in the brain increase the risk for Alzheimer’s disease and Parkinson’s disease. Moreover, some Parkinson’s disease patients have been shown to have reduced levels of PGRN. In line with our therapeutic hypothesis, we plan to target PGRN as a potential disease modifying therapeutic for patients suffering from Alzheimer’s disease and/or Parkinson’s disease.

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

Our PGRN Preclinical Data

We have conducted safety and efficacy studies of AL001 in non-human primates, also referred to as NHPs, and completed preclinical chronic good laboratory practice (GLP) toxicology testing through 26 weeks with no test article related adverse findings. In non-human primates, AL001 recognizes and binds to SORT1 with potency similar to that seen in the binding between AL001 and human SORT1. In these non-human primate experiments, AL001 delivered by intravenous injection to the blood stream blocked SORT1 and increased levels of PGRN in both plasma and the CSF (Figure 7). These experiments indicated that there were therapeutic levels of AL001 in the brain following delivery to the bloodstream systemically. These effects were observed after a single dose of AL001 as well as during and after multiple dosing.

Figure 7. AL001 blocks SORT1 and increases the level of PGRN in plasma and cerebrospinal fluid in NHP following injection to the bloodstream, indicating that peripherally injected AL001 elicits the desired biological response in the brain (n=4) (** indicates p<0.01 by T-test).

AL101 is able to cross-react and bind to murine, rat, and non-human primate as well as human SORT1. AL101 binds SORT1 with similar potency in multiple animal models. Following injection, AL101 was shown to block SORT1 and increase the levels of PGRN in the plasma and cerebrospinal fluid of mice (Figure 8), rats, and non-human primates, demonstrating again that administration of AL101 is effective in increasing PGRN levels in the brain in multiple animal models.

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

Our PGRN Product Candidates Development Plan

We are developing two PGRN product candidates, AL001 and AL101. Our AL001 product candidate has demonstrated target engagement and increases in the disease associated pharmacodynamic marker PGRN in the brains of primates, healthy volunteers, and FTD-GRN patients. Our second PGRN product candidate, AL101 has demonstrated target engagement, increases in the disease associated pharmacodynamic marker PGRN in the brains of mice, rats and non-human primates, as well as reduction of social deficit symptoms of FTD in a social aversion test using FTD-GRN mice following intravenous injection. We initiated the Phase 1, first-in-human study with AL101 in the fourth quarter of 2019.

AL001 successfully demonstrated proof-of-mechanism in a dose-escalating Phase 1a study (n=50) in healthy volunteers and in the Phase 1b portion of the study (n=14) in FTD-GRN patients by showing a statistically significant increase in PGRN levels relative to baseline when compared to pooled placebo in plasma and in CSF at the pre-specified follow-up time point.

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

The volunteers were dosed in five cohorts in escalating dose levels of AL001. Results showed that AL001 was generally safe and well-tolerated, with no drug-related serious adverse events or dose-limiting adverse events reported in the study, achieving the primary objective of the study. There were no drug-related serious adverse events or dose limiting adverse events reported in the study, achieving the primary endpoint. Moreover, statistically significant increases in plasma and CSF PGRN levels relative to baseline were also observed, and the magnitude and duration of the effect in plasma and CSF PGRN levels appeared to be dose dependent. Results in this dose-escalating Phase 1a study in healthy volunteers successfully demonstrate proof-of-mechanism for AL001 in both plasma and CSF.

Figure 10. AL001 increases the level of PGRN in CSF in healthy volunteers in measured cohorts at the pre-specified follow-up time point (the thirteenth day following injection) compared to pooled placebo in CSF (**** indicates p<0.0001 by T-test).

In the Phase 1b portion of the study (n=14), which was open-label, six asymptomatic FTD-GRN (aFTD-GRN) patients and eight symptomatic FTD-GRN (FTD-GRN) patients, were dosed with AL001 over a one-month period.

Figure 11. AL001 elevates the level of PGRN in CSF compared to baseline in aFTD-GRN (purple bar) and FTD-GRN (blue bar) mutation carriers after receiving one month of dosing with AL001 (* indicates p < 0.05 by T-test and ** indicates p < 0.01 by T-test).

As shown in the figure below, after receiving their infusion of AL001, all 14 FTD-GRN mutation carriers’ CSF-PGRN levels increased up to the normal range observed in healthy volunteers. In the FTD-GRN patients, their CSF-PGRN levels remained elevated for one month following their final infusion of AL001 (Day 57).

CSF Progranulin by Study Visit for aFTD, FTD, and HV

Figure 12. AL001 increases the level of PGRN in cerebral spinal fluid (CSF) from baseline level of aFTD-GRN and FTD-GRN mutation carriers, who initially have fifty-percent or less (grey bars) compared to healthy volunteers (green bar), up to the normal range of PGRN (purple and blue bars).

In December 2019, we reported additional results from our AL001 Phase 1b study. Eight weeks after the first dose of AL001, a global proteomics profiling assay from the CSF of the eight symptomatic FTD-GRN patients showed a statistically significant normalization in a number of disease-associated proteins, including inflammatory and lysosomal biomarkers (n=8; R=-0.36; P<0.0005). At the end of the study, 12 weeks after the first dose, blood samples from five patients from this symptomatic FTD-GRN cohort were also available for NfL testing. In these five patients, no significant increase in plasma NfL levels were reported after 12 weeks. Moreover, an initial trend showing a 14% reduction in plasma NfL levels compared to baseline levels (n=5; mean=14%; range=-4% to 41%) was also observed. The December 2019 issue of the medical journal, The Lancet Neurology, published analyses from the Genetic Frontotemporal Dementia Initiative (GENFI), which is a multicenter cohort study of families with genetic frontotemporal dementia conducted across Europe and Canada, showing a significant increase in serum NfL levels over time in symptomatic GRN mutation carriers (p=0.019). Additionally, longitudinal analysis of the GENFI study, which have not been published to date, showed a mean increase of 24% in serum NfL levels of symptomatic FTD-GRN patients after 12 months. The Lancet publication also shows that increases in NfL levels in FTD patients were associated with cognitive decline and brain atrophy rates. NfL has been associated with disease progression in FTD patients and identified as a marker of treatment effect in neurodegenerative diseases such as amyotrophic lateral sclerosis, spinal muscular atrophy, and multiple sclerosis in peer-reviewed journals.

In the third quarter of 2019, we advanced AL001 into a Phase 2 study (approximately 32 patients). We plan to have preliminary Phase 2 patient data in FTD-GRN patients throughout 2020 and expect to include data from CSF biomarkers, brain imaging (Figure 13), and cognitive and behavioral tests.

Figure 13. Decreasing clinical risk with volumetric brain imaging. The change in brain volume loss was driven by symptomatic mutation carriers.3,4

Figure 14. Clinical plan for AL001 in FTD-GRN. (Figure not to scale.)

Potential Additional Applications for Our PGRN Program

Our initial PGRN program is currently targeted only at patients with FTD-GRN, which is a subset of the total FTD patient population. Beyond FTD-GRN, we believe AL001 has the potential to treat other rare diseases that share pathological mechanisms with FTD-GRN. In order to treat any other rare diseases and the broader FTD patient population, we will be required to conduct additional clinical studies in order to obtain the applicable approvals for that specific patient population. We are enrolling an additional genetic subset of FTD patients (FTD-C9orf72) in our Phase 2 clinical trial of AL001 and may expand to additional FTD subpopulations in the future.

In addition, polymorphic mutations that moderately reduce the expression levels of PGRN have also been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models. We are developing AL101 ultimately to target these large chronic neurodegenerative diseases (Figure 15). In the fourth quarter of 2019, we initiated a Phase 1 study of AL101 in healthy volunteers. The study is a randomized, double-blind, placebo-controlled Phase 1 trial expected to enroll up to 42 healthy volunteers at a single clinical study site in the United States. The study is

[3]

Boeve, B., Baker, M., Dickson, D., Parisi, J., Giannini, C., et al. “Frontotemporal dementia and parkinsonism associated with the IVS1+1G->A mutation in progranulin: a clinicopathologic study.” Brain: a Journal of Neurology. Volume 129, Issue 11, November 2006.

[4]

Sha, S., Miller, Z., Min, S., Zhou, Y., Brown, J., et al. “An 8-week, open-label, dose-finding study of nimodipine for the treatment of progranulin insufficiency from GRN gene mutations.” Alzheimer’s & Dementia: Translational Research & Clinical Interventions. Volume 3, Issue 4, November 2017.

designed to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability profile of intravenously and subcutaneously administered doses of AL101. For our other programs, we anticipate following a similar development approach to expand into additional patient populations as appropriate.

Figure 15. Our PGRN programs have broad therapeutic potential, including FTD and other more prevalent neurodegenerative diseases such as Limbic predominant age-related TDP-43 encephalopathy (LATE), Parkinson’s disease (PD) and Alzheimer’s disease (AD). (Figure not to scale.)

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

AL002 for the Treatment of Alzheimer’s Disease

Our product candidate, AL002, is a humanized, TREM2 activating, monoclonal antibody that is intended to be delivered by intravenous, peripheral infusion into the blood stream (Figure 16). AL002 is a microglia cell regulator that modulates the TREM2 receptor and is being developed for the treatment of Alzheimer’s disease in collaboration with AbbVie.

Figure 16. Mechanism of action of our TREM2 activating product candidate AL002.

There are currently no cures or approved disease-modifying therapies for Alzheimer’s disease, and there are only two classes of approved therapies for symptomatic treatment: acetylcholinesterase inhibitors and glutamatergic modulators. These drugs are designed to help preserve neuronal communication, but only provide temporary benefit and do not slow or halt neuronal death. In addition, antidepressants and antipsychotics are often prescribed off-label to treat the symptoms of severe Alzheimer’s disease in patients suffering from agitation, aggressive behaviors, psychosis, and depression.

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

Our TREM2 Preclinical Data

AL002 binds to TREM2 on the surface of microglia and is designed to optimize microglial activity through the phosphorylation of Spleen Associated Tyrosine Kinase (Syk). With prominent academic collaborators, we have demonstrated that AL002s, an antibody that is functionally similar to AL002 but cross-reacts to the mouse TREM2, can normalize gene expression signature associated with Alzheimer’s disease and reduce pathology in a mouse model of Alzheimer’s disease. Furthermore, AL002 was shown to induce microglial proliferation, increase microglial survival and decrease dystrophic neurites associated with damaged neurons in an aggressive mouse model of Alzheimer’s disease that expresses either the normal or genetic risk variant of the human TREM2.

Figure 17. AL002s statistically significantly increases the number of microglia around amyloid-beta plaques (left) and reduces the area occupied by amyloid-beta plaques (right) in a mouse model of Alzheimer’s disease (**** indicates p<0.001 by T-test).

Figure 18. AL002s statistically significantly improves cognitive deficit in a mouse model of Alzheimer’s disease (**** indicates p<0.0001 by T-test).

AL002 Development Strategy

We believe we are the first company to advance a TREM2 antibody for the treatment of Alzheimer’s disease into clinical development. In the third quarter of 2019, we completed a Phase 1a study (n=56) of AL002 in healthy volunteers (Figure 19). In the second quarter of 2019, based on safety and tolerability observed in the Phase 1a study, we initiated the Phase 1b portion of the study (n=12) with AL002 in Alzheimer’s disease patients. We expect Phase 1b data from Alzheimer’s disease patients in 2020.

In December 2019, we presented safety and biomarker data from the single ascending dose (SAD) portion of the Phase 1a study with AL002 in healthy volunteers. The study achieved its primary safety endpoint and secondary PK, PD, and biomarker endpoints. We believe this AL002 presentation is the first data in humans showing that a TREM2 activating antibody engages its target and elicits downstream activity in the CNS of healthy volunteers. In total, 56 healthy adults were enrolled into nine escalating dose cohorts in the SAD portion of the Phase 1 study. Results showed that AL002 is generally safe and well-tolerated. Target engagement as measured by reduced cerebrospinal fluid sTREM2 was observed in a dose-dependent manner. Additionally, AL002 elevated a biomarker for microglia activity in the CSF, suggesting proof of mechanism in healthy volunteers (Figure 19).

Figure 19. In healthy volunteers, a dose dependent decrease in sTREM2 and an increase in an immune activity biomarker was observed in the AL002 Phase 1a clinical study. CSF samples were taken from the five highest dose cohorts. The data shown are derived from analysis of CSF samples from 34 healthy volunteers (* denotes p<0.05 by T-test, *** denotes p<0.001 by T-test).

Histopathological analysis of a 26-week toxicology study of AL002 in non-human primates identified minimal to marked granulomatous inflammation in the ciliary body and/or choroid of the eye. There were no other AL002- related gross or histopathological findings in this toxicology study in the retina or any other tissues or organs. We have observed no drug-related, serious adverse events in the AL002 Phase 1 trial with over 50 adults. In response to FDA feedback, we have implemented additional ophthalmological assessments in our AL002 clinical trial. We expect Phase 1b data in Alzheimer’s disease patients in 2020.

Following the completion of the Phase 1 study, we are planning to initiate a double-blind, placebo-controlled, Phase 2 trial in Alzheimer’s disease patients in early stages of the disease (Figure 20) in 2020. In addition to measuring molecular and genetic biomarkers, we intend to use novel imaging modalities focused on pathological proteins and neuronal health for an early read-out on various molecular and genetic biomarkers, imaging assessments, and clinical measures to generate data enabling pivotal Phase 3 studies.

Figure 20. Clinical development plan for AL002 in Alzheimer’s disease. (Figure not to scale.)

These clinical trials have been designed in close collaboration with AbbVie. Our desired outcome is to achieve informative endpoints to enable efficient Phase 3 clinical trial design and a rapid advancement towards marketing approval. For more information on our collaboration with AbbVie see the section titled “Business—Strategic Alliance with AbbVie.”

Our SIGLEC 3 Program

Large scale genomic profiling of datasets from Alzheimer’s disease patients has been used to identify the association between certain variants of SIGLEC 3, also known as CD33, and increased risk to develop Alzheimer’s disease. SIGLEC 3 is an inhibitory receptor expressed on microglia and acts as the brakes of the immune system in the brain, slowing down microglial activity. Excessive inhibition of the microglia by the disease risk variant of SIGLEC 3, which increases expression of the inhibitory SIGLEC 3 receptor on microglia, leads to reduced functionality of the myeloid cells, and consequently, increased deposition of amyloid-beta plaques and accelerated loss of tissue in the brain of Alzheimer’s disease patients that carry this risk variant.

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

AL003 for Treatment of Alzheimer’s Disease

Our product candidate, AL003, is a SIGLEC 3 blocking, monoclonal antibody (Figure 21) that is intended to be delivered by intravenous, peripheral infusion into the blood stream. The function of SIGLEC 3 on microglia is similar to the inhibitory function of PD-1 on T-cells. AL003 acts similarly to PD-1 inhibitors that have been employed successfully in immunotherapy of cancer. Both approaches aim to remove the “brakes” on the immune system to allow the system to work at its full capacity.

Figure 21. Mechanism of action of our SIGLEC 3 blocking product candidate AL003.

Our SIGLEC 3 Preclinical Data

The activity of AL003 in mice was assessed in immunodeficient mice containing human immune cells to recapitulate the human immune system as closely as possible. AL003 injected into the bloodstream of these mice blocks SIGLEC 3 on immune cells. In addition, a single intraperitoneal injection of AL003 into mice that express the human SIGLEC 3 in microglia leads to a long-lasting, statistically significant blockade of SIGLEC 3 on the cell surface of microglia in the brain, indicating that AL003 is potentially able to cross the blood brain barrier and exert its desired activity (Figure 22).

Figure 22. AL003 blocks SIGLEC 3 on microglia in mouse brain following injection to the blood stream (**** indicates p<0.0001 by T-test).

AL003 Development Strategy

We believe that our AL003 program is the most advanced SIGLEC 3 antibody program for the treatment of Alzheimer’s disease as of today. Our AL003 product candidate follows a similar clinical development plan to AL002 with some modifications. In the first quarter of 2019, we initiated a Phase 1a study (n=38) in healthy volunteers with AL003 for the treatment of Alzheimer’s disease patients. In the fourth quarter of 2019, we completed the Phase 1a portion of the study, and reported that the primary safety endpoint of the study had been achieved. Additionally, secondary PK and PD endpoints were also met. In the study, 38 healthy volunteers were dosed over eight dose cohorts in the SAD portion of the AL003 Phase 1a study. A dose dependent and long-lasting change in SIGLEC 3 indicating target engagement was observed upon a single dose treatment in these healthy volunteers. One volunteer treated with the second highest dose experienced aseptic hip monoarthritis, and a second volunteer treated with the highest dose experienced an adverse drug reaction characterized by rash, fever, and thrombocytopenia, which were both deemed treatment-related serious adverse events. The volunteers were treated with corticosteroids and recovered.

In the fourth quarter of 2019, based on the safety and tolerability observed in the Phase 1a study, we initiated screening of Alzheimer’s disease patients in a Phase 1b study (approximately 12 patients) with AL003 and commenced dosing in January 2020.

Following the completion of the Phase 1 study, we intend to launch a double-blind, placebo-controlled Phase 2 trial in Alzheimer’s disease patients (Figure 23). During this planned Phase 2 trial, in addition to measuring molecular and genetic biomarkers, we intend to employ imaging techniques focused on pathological proteins and neuronal health for an early read out on various molecular and genetic biomarkers, imaging assessments, and clinical measures to establish proof-of-concept enabling pivotal Phase 3 studies.

Figure 23. Clinical development plan for AL003 in Alzheimer’s disease. (Figure not to scale.)

These clinical trials have been designed in close collaboration with AbbVie. Our desired outcome is to achieve informative endpoints to enable efficient Phase 3 clinical trial design and a rapid advancement towards marketing approval. For more information on our collaboration with AbbVie see the section titled “Business—Strategic Alliance with AbbVie.”

Our MS4A4A Program

MS4A4A is among the most prominent genetic risk clusters for late-onset Alzheimer’s disease. Risk variants of MS4A4A are associated with an increase in the prevalence of Alzheimer’s disease and a decrease in the age of onset. MS4A4A is a transmembrane receptor protein that is expressed in a subset of innate immune cells, and selectively, in microglia in the brain. MS4A4A is thought to control microglia functionality and/or viability. Our product candidate AL014 was designed to counteract the risk variants of MS4A4A and to functionally convert the risk variants of MS4A4A to the protective variant. We expect that AL014 will mimic and exceed the beneficial activity of the protective MS4A4A variant, which we believe may potentially decrease the progression of Alzheimer’s disease.

Figure 24. AL014 is designed to mimic and exceed the beneficial activity of the protective MS4A4A variant, which we believe may stop or slow the progression of Alzheimer’s disease.

AL014 for the Treatment of Alzheimer’s Disease

Our product candidate, AL014, is a humanized, MS4A4A function modulating monoclonal antibody that is intended to be delivered by intravenous, peripheral infusion into the bloodstream. AL014 was designed to mimic and exceed the beneficial activities of the protective MS4A4A gene variant in Alzheimer’s disease, as determined by AL014’s ability to partially phenocopy the gene expression signature of the protective MS4A4A gene variant and to increase sTREM2 levels in the CSF of non-human primates in a dose-dependent manner. We anticipate initiating IND-enabling studies for AL014 in 2020. Based on this timeline, we expect to initiate our first-in-human trial for AL014 within the next 12-15 months.

Figure 25. AL014 increases sTREM2 and microglia biomarker in non-human primates.

Expansion of Our Discovery Platform to Other Indications

Immuno-oncology

Microglia display similar gene expression signature and function to the innate cells of the peripheral immune system. These peripheral innate cells such as macrophages, NK cells, and others, likely play a significant role in multiple chronic diseases including cancer, inflammation, and autoimmune disorders. We are leveraging our expertise in the innate immune system to develop additional innate immune check-point focused programs, including programs targeting the Siglec protein family and the SIRP protein family, for peripheral disorders, particularly cancer. For example, one of our research programs is an anti-SIRP-alpha antibody that non-competitively antagonizes the CD47-SIRP-alpha pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (a “don’t eat me signal”) while also engaging FcyR2A, an activating IgG Fc receptor to promote immune-stimulatory pathways that drive anti-tumor immunity. We believe that products focused on innate immune biology will complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system.

Combination Therapies

Our therapies are also likely to act in conjunction with each other or with other experimental drugs that are designed to remove pathological proteins. Therapies such as antibodies against amyloid-beta, the TAU filaments or misfolded alpha-synuclein protein are designed to tag the pathological proteins and recruit microglia to dispose of the drug pathological protein complex. Aging microglia are less likely to perform this function effectively, and our immuno-neurology therapies could ameliorate this deficiency. We are continuing to explore various combination strategies in preclinical models and will, in the future, consider moving this strategy into the clinic based upon results from preclinical models.

Strategic Alliance with AbbVie

Overview

In October 2017, we entered into the Co-Development and Option Agreement with AbbVie (AbbVie Agreement). The primary goal of our global strategic collaboration with AbbVie is to co-develop and commercialize therapeutics to treat Alzheimer’s and other neurodegenerative diseases.

Under the AbbVie Agreement, we granted AbbVie an exclusive option to global development and commercialization for our TREM2 and SIGLEC 3 programs. The terms of the AbbVie Agreement included initial upfront payments of $205.0 million and $20.0 million from the sale of shares of our stock, and if AbbVie exercises its option for both programs, we are eligible for up to an additional $985.6 million in option exercise and milestone payments. Following AbbVie’s exercise of its option, Alector and AbbVie will share the development costs and will split global profits after marketing approval. However, following AbbVie’s option exercise for a program, we may opt out of sharing in development costs and profits or losses from that program and instead receive a tiered royalty on sales of products from that program. We are responsible for the design and execution of Phase 1 and Phase 2 studies, taking advantage of our significant in-house expertise in running clinical trials in Alzheimer’s disease. Following its exercise of an option for a program, AbbVie will be responsible for certain development activities and global commercialization, taking advantage of its global clinical trial expertise and commercialization networks. Through this partnership, we aim to leverage the strengths of both organizations efficiently to best achieve the desired outcome.

Exercise of options. AbbVie may exercise its option for a program at any time until the expiration of an option term for that program. For each program, the option term ends following a fixed period after AbbVie’s receipt of the data package after completion of Phase 2 clinical trials that includes certain information relating to the applicable program’s research and development activities. If AbbVie fails to exercise its option during the option term for a product candidate, we will retain all rights to that program. If AbbVie exercises its option for a program, then AbbVie will lead development and commercialization activities worldwide. Once AbbVie opts in with respect to a given product candidate, AbbVie must use commercially reasonable efforts to develop and commercialize the corresponding product globally.

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

Adimab Collaboration Agreements

Overview

In 2014, we entered into the 2014 Adimab Collaboration Agreement. Under the 2014 Adimab Agreement, we are required to fund, and we and Adimab LLC (Adimab) are required to use commercially reasonable efforts to conduct, certain research to discover and optimize antibodies directed against targets selected by us. We are developing antibodies discovered by Adimab in our AL001 and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 and AL003 product candidates.

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

Exclusivity. Pursuant to the 2014 Adimab Agreement, each party is subject to limitations on its ability to use information or material provided by the other outside the scope of the collaboration.

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

Exercise of Options. The 2014 Adimab Agreement granted us an exclusive option to obtain certain rights relating to a specified number of antibodies discovered or optimized by Adimab directed against the targets we selected. The option extended to ownership of patent rights specifically covering the sequences of such antibodies, and the right to obtain worldwide, royalty-bearing, sublicensable licenses under certain technology owned or developed by Adimab to research, develop, make, have made, use, sell, offer to sell, import and export such antibodies and products based on such antibodies for all human therapeutic, prophylactic and diagnostic uses. These licenses are exclusive, except as to Adimab background and platform technology and Adimab’s retained rights to continue using and licensing its own libraries, as to which the licenses are non-exclusive. We have confirmed with Adimab in writing that key patents we have filed relating to the programs partnered with AbbVie claim inventions owned solely by us, and do not include any such background or platform technology of Adimab. All of our options under the 2014 Adimab Agreement have either expired, are in the process of being exercised, or, with respect to multiple targets and hundreds of antibodies (including the target programs partnered with AbbVie), have already been exercised. Upon our exercise of the option with respect to a target, we are subject to an obligation to devote commercially reasonable efforts to commercialize products using the optioned rights to such target. The assigned and licensed patent rights we obtained from these option exercises are described in more detail above under the section titled “Business—Intellectual Property.”

Financial terms. We fund Adimab’s research in connection with our collaboration, in accordance with the terms and limitations described in the 2014 Adimab Agreement. We also have potential milestone payments per program for use of antibodies and low- to mid-single digit royalty payments for commercial sales of products incorporating such antibodies. However, if we enter into any transaction granting rights to the inventions or sell products created as a result of a collaboration with a third party, we have a choice to pay a share of the resulting revenue instead of royalties from such sales.

Term and Termination. We are able to terminate the 2014 Adimab Agreement, in its entirety or with respect to a products or antibodies directed to particular targets, on three months prior written notice to Adimab. In addition, either party can terminate the 2014 Adimab Agreement in its entirety, or, subject to certain limitations, with respect to specific optioned rights, for material breaches that remain uncured after 90 days’ notice to the breaching party. In the case of a termination before expiration of the 2014 Adimab Agreement, we would have certain continuing payment obligations to Adimab, or would be required to adhere to certain restrictions as to the fruits of the collaboration. The 2014 Adimab Agreement expires on the twelfth anniversary of the first commercial sale of the products created under the collaboration, on a product-by-product and country-by-country basis. The licenses we and Adimab granted to each other do not survive, subject to certain limitations.

Overview—2019 Adimab Collaboration Agreement (2019 Adimab Agreement)

In 2019, we entered into another Adimab collaboration agreement. Under the 2019 Adimab Agreement, we are required to fund, and we and Adimab are required to use commercially reasonable efforts to conduct, certain research to discover and optimize antibodies directed against targets selected by us. We have not yet identified any research programs under the 2019 Adimab Agreement.

Governance. Our collaboration with Adimab is governed by a research committee consisting of at least two representatives from each party. The research committee facilitates communication regarding research under the 2019 Adimab Agreement and has the limited authority to amend a research plan in a manner not substantially affecting the resources required from a party. If the research committee is unable to make a decision by consensus , no decision will be taken.

Exclusivity. Pursuant to the 2019 Adimab Agreement, each party is subject to limitations on its ability to use information or material provided by the other outside the scope of the collaboration.

Intellectual Property. Ownership of intellectual property arising from the research is generally owned by the party that invents or creates the applicable intellectual property, although certain categories of intellectual property are specifically assigned to one party or the other. Certain intellectual property relating to Adimab’s background platform technology including any improvements thereto that are invented in the course of the research are assigned to Adimab. Patents covering antibodies that are the subject of the collaboration are owned by us; however, prior to our exercise of the option described below, we are prohibited from practicing such patents for any purpose other than to perform our research obligations under the 2019 Adimab Agreement. Upon the expiration of the option term described below, in the event we elect not to exercise our option right with respect to an antibody, ownership of such patents is transferred to Adimab. Prior to our exercise of the option described below, we and Adimab each grant the other a non-exclusive license to the relevant intellectual property we own to allow each party to carry out its rights and obligations in connection with the research. Generally, each party has the obligation to prosecute, maintain, defend, and enforce its own patents, but we are subject to certain contractual restrictions on our ability to prosecute, practice, and license certain of our patents that arose out of the research. These restrictions are lifted once we exercise the option described below as to such patents.

Exercise of Options. The 2019 Adimab Agreement granted us an exclusive option to obtain certain rights relating to a specified number of antibodies discovered or optimized by Adimab directed against the targets we selected. The option extends to ownership of the applicable optioned antibody, and the right to obtain worldwide, royalty-bearing, sublicensable non-exclusive licenses under certain technology owned or developed by Adimab to research, develop, make, have made, use, sell, offer to sell, import and export such antibodies and products based on such antibodies for all human therapeutic, prophylactic and diagnostic uses. Upon our exercise of the option with respect to a target, we are subject to an obligation to devote commercially reasonable efforts to commercialize products using the optioned rights to such target.

Financial terms. We fund Adimab’s research in connection with our collaboration, in accordance with the terms and limitations described in the 2019 Adimab Agreement. We are also responsible for certain development fees and, in the event we exercise the option right, we are obligated to pay an option fee. We also have potential milestone payments per product for use of antibodies, subject to certain limitations on total payments owed on any given target, and low-single digit royalty payments for commercial sales of products incorporating such antibodies.

Term and Termination. We are able to terminate the 2019 Adimab Agreement, in its entirety or with respect to a products or antibodies directed to particular targets, on 60 days’ prior written notice to Adimab. In addition, either party can terminate the 2019 Adimab Agreement in its entirety for material breaches that remain uncured after 90 days’ notice to the breaching party. In the case of a termination before expiration of the 2019 Adimab Agreement, we would be prohibited from using the fruits of the collaboration. The 2019 Adimab Agreement expires, on a product-by-product and country-by-country basis, on the later of the twelfth anniversary of the first commercial sale of such product in such country and expiration of the last patent covering such product in such country, or, in the event no product is optioned under the 2019 Adimab Agreement, upon the last to expire option period. Upon expiration, the licenses Adimab granted to us with respect to products for which we have exercised our option will continue on a non-exclusive, royalty-free basis.

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical trials and commercialization. We rely, and expect to continue to rely, on third-party cGMP manufacturers for the production of our products for human clinical trials in compliance with FDA and other foreign authority regulations for such products. We rely on CDMOs to manufacture and supply our preclinical and clinical materials to be used during the preclinical and clinical development of our product candidates. As part of our broad manufacturing strategy to expedite the manufacturing of our product candidates and minimize manufacturing risk, we currently have established relationships with several CDMOs for the manufacturing of our drug substance or product candidates.

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

Our patent portfolio contains over 30 families, which include three issued patents and over 190 pending patent applications, directed to over 15 different targets and/or technologies, that are solely owned or exclusively licensed by us. For our product candidates, we generally pursue multilayered patent protection covering the composition of matter based on binding epitopes of the product candidates on the target protein, functional characteristics of the product candidates, degenerative sequence of the product candidates, and/or specific sequence of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, nucleic acids, formulations, and methods of use of the product candidates. The method of use claims further include claims directed to patient selection criteria, biomarkers, disease subgroups, pharmacodynamic and clinical end-points, and dosage regimes. As further described below, we intend to strengthen the patent protection of our product candidates and technologies through additional patent application filings.

PGRN Programs

We own four patent families directed to our PGRN programs, AL001 and AL101, which include three issued U.S. patents, covering the compositions and uses of our PGRN program product candidates. Two patent families are expected to expire in 2036, the third family is expected to expire in 2039, and the fourth patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for the U.S. provisional patent application, in 2040, in all cases excluding any patent term adjustments and any patent term extensions.

TREM2 Program

We own three patent families directed to the TREM2 program covering the compositions and uses of our TREM2 program product candidates. The patent families are expected to expire in 2035, 2036, and 2038, respectively, in all cases excluding any patent term adjustments and any patent term extensions.

SIGLEC 3 Program

We own four patent families directed to the SIGLEC 3 program covering the compositions and uses of our SIGLEC 3 program product candidates. Two patent families are expected to expire in 2036, the third patent family in 2038, and the fourth patent family in 2039, in all cases excluding any patent term adjustments and any patent term extensions.

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

We also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. For example, on June 18, 2019, we initiated confidential arbitration proceedings against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information learned during the course of rendering services to us as our consulting Chief Scientific Officer/Chief Innovation Officer. We are unable to assess or provide any assurances regarding its possible outcome.

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Some of the pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including FTD, Alzheimer’s disease and Parkinson’s disease, include large companies with significant financial resources, such as Biogen, Eli Lilly, GlaxoSmithKline, Merck and Roche Holding AG. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

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

Any future product candidates must be approved by the FDA through either a biologics license application (BLA) or new drug application (NDA) process before they may be legally marketed in the United States. The process generally involves the following:

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

•	Submission to the FDA of a NDA or BLA;
•	A determination by the FDA within 60 days of its receipt of an NDA or Biologics License Application (BLA) to accept the filing for review;
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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug or biologic, findings from animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2020 fee schedule for prescription drug user fees, which became effective on October 1, 2019, and will remain in effect through September 30, 2020, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $2.9 million. PDUFA also imposes an annual program fee for each marketed human drug or biologic ($325,424 in 2020) and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act, or ACA, signed into law in 2010, includes the BPCIA, which created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

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

Name	Affiliated Entity
Adam Boxer, M.D., Ph.D.	Director of UCSF Neurosciences Clinical Research Unit
Marco Colonna, M.D.	Washington University School of Medicine in St. Louis
Stephen Hauser, M.D.	Chair of the Department of Neurology at UCSF
Michael Heneka, M.D.	Director of the Department of Neurodegenerative Diseases and Gerontopsychiatry at the University of Bonn
Lewis Lanier, Ph.D.	Chair of the Department of Microbiology and Immunology at UCSF
Liqun Luo, Ph.D.	Member of National Academy of Sciences, Stanford University
Richard Scheller, Ph.D.	Member of National Academy of Sciences
Thomas Christian Südhof, M.D., Ph.D.	Nobel Laureate, Stanford University
Robert Vassar, Ph.D.	Northwestern University Feinberg School of Medicine
Berislav Zlokovic, M.D., Ph.D.	Chair of the Department of Physiology & Neuroscience at USC Keck School of Medicine

Employees

As of December 31, 2019, we had 121 full-time employees, over 70% of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Corporate Information

We were initially formed as a limited liability company in Delaware in May 2013 under the name Alector LLC and completed our restructuring to a Delaware corporation in October 2017 under the name Alector, Inc. Our principal executive offices are located at 131 Oyster Point Boulevard, Suite 600, South San Francisco, California

94080. Our telephone number is 415-231-5660. Our website address is www.alector.com. Information contained on, or that can be accessed through, our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused initially on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease. We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and a government grant. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have begun a Phase 2 clinical trial for one product candidate, AL001, and we are currently in Phase 1 clinical trials for three product candidates, AL002, AL003, and AL101, but to date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $105.4 million, $52.2 million, and $32.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $219.8 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we currently generate from our collaboration arrangement with AbbVie is variable and limited in amount. For our collaboration with AbbVie, we recognize collaboration revenue by measuring the progress towards complete satisfaction of the performance of obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•

work with our contract development and manufacturing organizations (CDMOs) to scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;

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
•

obtain, maintain, protect, and enforce our intellectual property portfolio, including intellectual property obtained through license agreements, including as a result of the arbitration proceeding that we have initiated against our former consulting co-founder;

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

As of December 31, 2019, we had cash, cash equivalents, and marketable securities of $353.1 million. In February 2019, we received $168.2 million of net proceeds from the issuance of common stock upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and estimated offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations through at least the next 12 months, subsequent to the filing date of this Annual Report on Form 10-K. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. In recent months, as global markets have fallen in connection with concerns over the global impact of the COVID-19 coronavirus, our ability to raise money in the public markets may be severely impacted. Additional capital may not be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

To date, we have identified over 120 immune system targets. In the last six years, we have progressed over ten programs into preclinical research. We currently have four product candidates in clinical trials. Together, the development of these programs and product candidates require significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to expand to other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

We are at the early stages of development of the product candidates currently in our programs. To date, we have invested substantially all of our efforts and financial resources to identify, procure intellectual property for, and develop our programs, including conducting preclinical studies and clinical trials in our programs for our product candidates, AL001, AL002, AL003, AL101, and AL014, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We have never completed a clinical development program. We currently have one product candidate, AL001, in a Phase 2 clinical trial and three product candidates, AL002, AL003, and AL101, in Phase 1 clinical trials. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

One of our strategies is to identify and pursue clinical development of additional product candidates. Our Discovery Platform has helped us identify over 120 immune system targets. In the last six years, we have progressed over ten programs into early preclinical development. We currently have four product candidates in clinical trials. Identifying, developing, obtaining regulatory approval, and commercializing additional product candidates for the treatment of neurodegenerative diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop, or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

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

For example, our product candidate AL001 is initially targeting FTD-GRN patients. In the third quarter of 2019, we advanced AL001 into a Phase 2 study with proof-of-concept data in FTD-GRN patients expected in the first half of 2020. The Phase 2 study also includes an additional genetic subset of FTD patients (FTD-C9orf72). If we are unable to successfully identify, develop, obtain regulatory approval for, and commercialize AL001 for other indications, our commercial opportunity for AL001 may be limited.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND or a clinical trial application (CTA) will result in the FDA or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Histopathological analysis of a 26-week toxicology study of AL002 in non-human primates identified minimal to marked granulomatous inflammation in the ciliary body and/or choroid of the eye. There were no other AL002- related gross or histopathological findings in this toxicology study in the retina or any other tissues or organs. We have observed no drug-related, serious adverse events in the AL002 Phase 1 trial with over 50 adults. In response to FDA feedback, we have implemented additional ophthalmological assessments in our AL002 clinical trial.

Thirty-eight healthy volunteers were dosed over eight dose cohorts in the AL003 Phase 1a dose escalation trial. One volunteer treated with the second highest dose experienced aseptic hip monoarthritis and a second volunteer treated with the highest dose experienced an adverse drug reaction characterized by rash, fever, and thrombocytopenia, which were both deemed treatment-related serious adverse events. The volunteers were treated with corticosteroids and recovered. In the fourth quarter of 2019, based on the safety and tolerability observed in the Phase 1a study, we initiated screening of Alzheimer’s disease patients in a Phase 1b study (approximately 12 patients) with AL003 and commenced dosing in January 2020.

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

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted or potential future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid, and Veterans Affairs hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to get reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We have received Fast Track designation from the FDA for AL001 for the treatment of patients with frontotemporal dementia carrying specific genetic mutation in the granulin gene, but we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

Fast Track designation is designed to facilitate the development and expedite the review of therapies which treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review, and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product and the specific indication for which it is being studied.

In December 2019, the FDA granted Fast Track designation for AL001 for the treatment of patients with FTD carrying specific genetic mutations in the granulin gene. If our clinical development program does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended, or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

•

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

•	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
•

Analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, and unfair competition laws may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements, as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations relating to security, privacy and data protection. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are working to comply with the such laws, and we anticipate needing to devote significant additional resources to our compliance efforts. It is possible that the new legislation may impose new obligations and requirements on similarly situated companies, and these laws may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy and data protection, or to protect our systems, personal data and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and prospects.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we have entered into the AbbVie Agreement for the global development and potential commercialization of AL002 and AL003. We also collaborate with Adimab and others to further our development of product candidates and to enhance our research efforts directed to better understanding neurodegenerative diseases. For additional information on our relationships with AbbVie and Adimab, see the sections titled “Business—Strategic Alliance with AbbVie” and “Business—Adimab Collaboration Agreements.” Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. Such arrangements with any third parties, generally provide us with shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs for the manufacturing of our product candidates. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

We are heavily reliant upon option rights to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2013 we entered into the Adimab Collaboration Agreement with Adimab. Under the Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our AL001 and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 and AL003 product candidates. Additionally, in October 2017, we entered into the AbbVie Agreement to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In August 2019, we entered into a new Adimab collaboration agreement for development of antibodies for use in future programs. For additional information on the Adimab Collaboration Agreement and the AbbVie Agreement, see the sections titled “Business—Adimab Collaboration Agreements” and “Business—Strategic Alliance with AbbVie.”

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

In addition, subject to the terms of any such agreements, we do not have the right to control the preparation, filing, prosecution, and maintenance, and we may not have the right to control the enforcement and defense of certain patents and patent applications retained by the collaborator and provided to us under a limited license. For example, under the Adimab Collaboration Agreements, patent rights relating to improvements to Adimab’s background platform technology that are invented in the course of the research under the Adimab Collaboration Agreements are assigned to Adimab. We also have an exclusive option under the Adimab Collaboration Agreements to obtain with respect to a specified number of antibodies directed against such target and discovered or optimized by Adimab, ownership of certain patent rights relating to such antibodies, including certain patent rights. Until we exercise such option, we and Adimab each grant each other a non-exclusive license to the relevant intellectual property. We cannot be certain that patents and patent applications that are controlled by our collaborators will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our collaborators fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the limited rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates that are subject of such licensed rights could be adversely affected, and we may have a reduced ability to prevent competitors from making, using, and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from collaborators, we may still be adversely affected or prejudiced by actions or inactions of our collaborators that took place prior to the date upon which we assumed control over patent prosecution.

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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. For example, on June 18, 2019, we initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information learned during the course of rendering services to us as our consulting Chief Scientific Officer/Chief Innovation Officer. We are unable to assess or provide any assurances regarding its possible outcome. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

As of December 31, 2019, we had 121 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Business disruptions, including as a result of global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients or maintaining scheduled study visits in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•

limitations in employee resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people or as a result of the governmental imposition of “shelter in place” or similar working restrictions;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

As of December 31, 2019, we had federal and state net operating loss (NOL) carryforwards of approximately $10.4 million and $0.7 million, respectively, which have an indefinite life. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering in February 2019, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. In addition, the enacted legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act) imposes certain limitations on the deduction of NOLs, including a limitation on the use of NOLs generated in tax years beginning after December 31, 2017 to 80% of current year taxable income.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

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

The market price of our common stock may continue to be volatile, which could result in substantial losses for investors.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business cease to cover us or downgrade their evaluations of our stock or if we fail to meet their operating results estimates for us, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially owned 43.8% of our outstanding common stock as of March 1, 2020. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We have incurred and will continue to incur significant additional costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to SOX Section 404 until we are no longer an emerging growth company if we continue to take advantage of the exemptions available to us through the JOBS Act.

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

Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

•	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	provide that our directors may only be removed for cause;
•	eliminate cumulative voting in the election of directors;
•	authorize our board of directors to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•	provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;
•	permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
•	prohibit stockholders from calling a special meeting of stockholders;
•	require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•	authorize our board of directors, by a majority vote, to amend the bylaws; and
•	require the affirmative vote of at least 66 2/3% or more of the outstanding shares of common stock to amend many of the provisions described above.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease approximately 105,000 square feet of office and laboratory space. The term of the lease agreement expires in May 2029, with an option to extend the term of the lease for an additional 10 years. The new lease agreement also provides us a right of first offer to expand into available office space in the building. We lease 8,763 square feet of additional office and laboratory space in Milpitas, California. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

On June 18, 2019, we initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information that he learned during the course of rendering services to us as our consulting Chief

Scientific Officer/Chief Innovation Officer. We are unable to assess or provide any assurances regarding its possible outcome.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol "ALEC."

Holders of Record

As of March 1, 2020, there were approximately 27 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Alector, Inc. under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 7, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2019. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

We filed the Registration Statement on Form S-1 (File No. 333-236094) for issuing additional shares as part of a secondary public offering. The Registration Statement was declared effective by the SEC on January 29, 2020. We sold an aggregate of 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate offering price for shares sold in the offering was $240.1 million. The underwriters for our secondary public offering were Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, BofA Securities, Inc., and Cowen and Company, LLC. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and estimated offering expenses, were $224.5 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our public offerings as described in our final prospectuses filed with the SEC on February 7, 2019 and January 30, 2020, respectively, pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing, investment-grade securities and government securities, corporate bonds, and commercial paper.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following tables summarize our selected consolidated financial data for the periods and as of the dates indicated. We derived our consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 2016, and the consolidated balance sheet data as of December 31, 2017 and 2016, was derived from our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report and the information in the section titled and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2019	2018	2017	2016
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Collaboration revenue	$21,219	$27,508	$2,872	$—
Grant revenue	—	169	863	416
Total revenue	21,219	27,677	3,735	416
Operating expenses:
Research and development	100,528	73,031	29,911	13,674
General and administrative	35,095	11,934	6,503	1,874
Total operating expenses	135,623	84,965	36,414	15,548
Loss from operations	(114,404)	(57,288)	(32,679)	(15,132)
Other income, net	9,019	5,040	199	22
Net loss	$(105,385)	$(52,248)	$(32,480)	$(15,110)
Net loss per share, basic and diluted	$(1.71)	$(4.62)	$(3.55)	$(2.11)
Shares used in computing net loss per common share, basic and diluted	61,734,492	11,302,788	9,142,688	7,173,411

	As of December 31,
	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$353,073	$290,408	$32,451	$50,838
Working capital	295,467	245,228	205,571	49,681
Total assets	421,913	308,359	236,060	54,111
Deferred revenue	153,401	174,620	202,128	—
Total liabilities	227,170	195,237	210,608	1,533
Convertible preferred stock(1)	—	210,520	77,485	77,485
Accumulated deficit	(219,820)	(114,435)	(62,187)	(29,707)
Total stockholders’ equity (deficit)	194,743	(97,398)	(52,033)	(24,907)

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to simultaneously counteract these pathologies by restoring healthy immune function to the brain. Supporting our scientific approach, our Discovery Platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, in the last six years, we have identified over 120 immune system targets, progressed over ten programs into preclinical research, and advanced four product candidates, AL001, AL002, AL003, and AL101 into clinical development.

Our operations have been financed primarily through the issuance and sale of convertible preferred stock, our collaboration with AbbVie, and issuance of common stock upon the completion of our IPO. We completed our IPO in February 2019, and received $168.2 million net proceeds, after deducting underwriting discounts and commissions and offering expenses. We completed a follow-on offering in January 2020 and received $224.5 million net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses.

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $105.4 million, $52.2 million, and $32.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $219.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to the AbbVie Agreement to co-develop product candidates in two programs in clinical development with AbbVie. We recognize revenue related to our research and development grant as the related research services are performed. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. In addition to receiving the upfront payments, we may also be entitled to development and regulatory milestone payments, opt-in payments for continued development after proof-of-concept for AL002 and AL003, and other future payments from profit sharing or royalties after commercialization of product candidates from such programs.

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. We recorded deferred revenue of $153.4 million as of December 31, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of proof-of-concept for AL002 and AL003.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates, AL001, which is in a Phase 2 clinical trial, and AL002, AL003, and AL101, which are in Phase 1 clinical trials. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NASDAQ Stock Market on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We also commenced confidential arbitration in June 2019 with respect to certain intellectual property matters related to a former consulting co-founder that have and are expected to continue to lead to increased legal expenses.

Other Income, Net

Other income, net consists of interest earned on our cash equivalents and marketable securities and foreign currency transaction gains and losses incurred during the period.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Dollar
	2019	2018	Change
	(In thousands)
Revenue:
Collaboration revenue	$21,219	$27,508	$(6,289)
Grant revenue	—	169	(169)
Total revenue	21,219	27,677	(6,458)
Operating expenses:
Research and development	100,528	73,031	27,497
General and administrative	35,095	11,934	23,161
Total operating expenses	135,623	84,965	50,658
Loss from operations	(114,404)	(57,288)	(57,116)
Other income, net	9,019	5,040	3,979
Net loss	$(105,385)	$(52,248)	$(53,137)

Revenue

Total revenue was $21.2 million for the year ended December 31, 2019, compared to $27.7 million for the year ended December 31, 2018. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue decreased by $6.5 million, primarily due to an increase in total expected costs for the AL002 and AL003 programs through the completion of proof-of-concept.

Research and Development Expenses

Research and development expenses were $100.5 million for the year ended December 31, 2019, compared to $73.0 million for the year ended December 31, 2018. The increase of $27.5 million was driven by an $11.8 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. There was a $6.3 million increase in facilities and other unallocated research and development related to the lease expense for the new headquarters and higher depreciation expense due to purchase of property and equipment. Expenses for AL101 increased by $5.0 million as we did not incur any expenses for AL101 until the second quarter of 2018 and this year we began clinical trials in the fourth quarter of 2019. In addition, expenses increased by $3.7 million for other early stage programs as we continue to invest in developing our pipeline.

	Year Ended December 31,		Dollar
	2019	2018	Change
	(In thousands)
Direct research and development expenses
AL001	$17,067	$14,531	$2,536
AL101	8,203	3,159	5,044
AL002	17,359	15,500	1,859
AL003	8,386	12,174	(3,788)
Other early stage programs	14,669	10,980	3,689
Indirect research and development expenses
Personnel related (including stock-based compensation)	24,902	13,066	11,836
Facilities and other unallocated research and development expenses	9,942	3,621	6,321
Total research and development expenses	$100,528	$73,031	$27,497

General and Administrative Expenses

General and administrative expenses were $35.1 million for the year ended December 31, 2019, compared to $11.9 million for the year ended December 31, 2018. The increase of $23.2 million was primarily due to an $10.1 million increase in personnel-related expenses, including stock-based compensation, as a result of an increase in headcount and issuance of option grants to employees. Facilities and general overhead expenses increased by $6.6 million due to additional lease expense related to the lease for the new headquarters, impairment loss on the right-of-use asset related to the sublease, higher depreciation expense due to purchase of property and equipment, directors and officers insurance necessary to operate a public company, and other allocated costs from the increased headcount. The increase is also due to a $4.5 million increase in legal expense due to increased costs of operating as a public company, increased patent costs, and our ongoing arbitration proceeding that we commenced in June 2019.

Other Income, Net

Other income, net was $9.0 million for the year ended December 31, 2019, compared to $5.0 million for the year ended December 31, 2018. The increase of $4.0 million was due to interest income earned after we invested proceeds from the issuance of our common stock upon completion of the IPO into marketable securities.

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

Liquidity and Capital Resources

Since our inception through December 31, 2019, our operations have been financed primarily by net proceeds of $210.5 million from sales of our convertible preferred stock and through the $205.0 million in upfront payments from the AbbVie Agreement. In addition, on February 7, 2019, we completed our IPO through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in aggregate net proceeds from the offering of $168.2 million, after deducting underwriting discounts and commissions and offering costs. On January 30, 2020, we completed a follow-on offering through issuing and selling 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $224.5 million, after deducting underwriting discounts and commissions and estimated offering costs. As of December 31, 2019, we had $353.1 million of cash, cash equivalents, and marketable securities. As of December 31, 2019, we had an accumulated deficit of $219.8 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash provided by (used in) operating activities	$(99,308)	$127,464	$(17,771)
Cash used in investing activities	(48,874)	(224,119)	(801)
Cash provided by (used in) financing activities	172,353	131,146	(15)

Operating Activities

For the year ended December 31, 2019, cash used in operating activities was $99.3 million. This was mainly due to the net loss of $105.4 million and the decrease in deferred revenue of $21.2 million as revenue was recognized related to the AbbVie Agreement. This was offset by a non-cash charges of $16.3 million for stock-based compensation and $3.8 million for depreciation and amortization expense. We also had an increase of $9.2 million in accrued liabilities and accrued clinical supply costs.

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

Investing Activities

For the year ended December 31, 2019, cash used in investing activities of $48.9 million was primarily related to the purchase of marketable securities of $529.6 million offset by the proceeds from maturities of marketable securities of $496.0 million. In addition, we used cash for the purchase of $15.3 million of property and equipment.

For the year ended December 31, 2018, cash used in investing activities of $224.1 million was primarily related to the purchase of short-term marketable securities of $472.2 million offset by the proceeds from maturities of marketable securities of $250.0 million. In addition, we used cash for the purchase of $1.9 million of property and equipment.

For the year ended December 31, 2017, cash used in investing activities of $0.8 million was related to the purchase of property and equipment.

Financing Activities

For the year ended December 31, 2019, cash provided by financing activities of $172.4 million was primarily from net proceeds of the issuance of 9,739,541 shares of our common stock upon the completion of our IPO.

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

Contractual Obligations and Other Commitments

The following table summarizes our commitments and contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$6,882	$14,268	$15,010	$35,512	$71,672

In June 2018, we signed a lease agreement to lease approximately 105,000 square feet in a new office in South San Francisco at a cost of $73.9 million over a ten-year term. We moved into the space in May 2019 and it serves as our headquarters.

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

We have determined that there are two research and development performance obligations as part of the agreement with AbbVie, one research and development performance obligation for each of the two programs. The non-refundable upfront cash payment of $5.0 million and $200.0 million received in October 2017 and January 2018, respectively, was included in the transaction price. None of the remaining development and regulatory milestone and program opt-in payment amounts have been included in the transaction price, as all these amounts were fully constrained as of December 31, 2019. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of the milestone amounts is outside of our control and contingent upon success in future clinical trials. Any consideration related to royalties on net product sales will be recognized when the related sales occur and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in the clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2019, we had a 12% increase in the forecast of total expected costs due to changes to the clinical trial plans. For the year ended December 31, 2019, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $6 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. We recorded deferred revenue of $153.4 million as of December 31, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

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

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any changes in estimated credit losses immediately in earnings. We will adopt this ASU on January 1, 2020. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

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

We had cash, cash equivalents, and marketable securities of $353.1 million as of December 31, 2019, which consisted primarily of bank deposits, money market funds, and short-term government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Item 8. Financial Statements and Supplementary Data.

ALECTOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alector, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Jose, California

March 24, 2020

ALECTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$89,641	$65,470
Marketable securities	263,432	224,938
Prepaid expenses and other current assets	4,364	2,768
Total current assets	357,437	293,176
Property and equipment, net	33,852	10,937
Operating lease right-of-use assets	28,476	—
Restricted cash	1,472	1,472
Other assets	676	2,774
Total assets	$421,913	$308,359
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$278	$126
Accrued clinical supply costs	6,706	4,463
Accrued liabilities	18,256	8,439
Deferred revenue, current portion	30,165	34,905
Deferred rent, current portion	—	15
Operating lease liabilities, current portion	6,565	—
Total current liabilities	61,970	47,948
Deferred revenue, long-term portion	123,236	139,715
Deferred rent, long-term portion	—	7,478
Operating lease liabilities, long-term portion	41,471	—
Other long-term liabilities	493	96
Total liabilities	227,170	195,237
Commitments and contingencies (Note 5)
Convertible preferred stock; $0.0001 par value; zero and 45,849,677 shares authorized as of December 31, 2019 and 2018, respectively; zero and 45,374,836 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	210,520
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 200,000,000 and 65,000,000 shares authorized as of December 31, 2019 and 2018, respectively; 69,052,873 and 13,764,829 shares issued and outstanding as of December 31, 2019 and 2018, respectively	7	1
Additional paid-in capital	414,414	17,078
Accumulated other comprehensive income (loss)	142	(42)
Accumulated deficit	(219,820)	(114,435)
Total stockholders' equity (deficit)	194,743	(97,398)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$421,913	$308,359

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Collaboration revenue	$21,219	$27,508	$2,872
Grant revenue	—	169	863
Total revenue	21,219	27,677	3,735
Operating expenses:
Research and development	100,528	73,031	29,911
General and administrative	35,095	11,934	6,503
Total operating expenses	135,623	84,965	36,414
Loss from operations	(114,404)	(57,288)	(32,679)
Other income, net	9,019	5,040	199
Net loss	(105,385)	(52,248)	(32,480)
Unrealized gain (loss) on marketable securities	184	(42)	—
Comprehensive loss	$(105,201)	$(52,290)	$(32,480)
Net loss per share, basic and diluted	$(1.71)	$(4.62)	$(3.55)
Shares used in computing net loss per share, basic and diluted	61,734,492	11,302,788	9,142,688

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except member unit and share data)

	Preferred Units		Convertible Preferred Stock		Common Units		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Units	Amount	Shares	Amount	Units	Amount	Shares	Amount
Balance — December 31, 2016	36,001,203	$77,485	—	$—	11,517,585	$—	—	$—	$4,800	$—	$(29,707)	$(24,907)
Issuance of common units	—	—	—	—	2,483,500	—	—	—	—	—	—	—
Cancellation of common units	—	—	—	—	(8,333)	—	—	—	—	—	—	—
Conversion from LLC to corporation (Note 1)	(36,001,203)	(77,485)	36,001,203	77,485	(13,992,752)	—	13,825,387	1	(1)	—	—	—
Cancellation of restricted common stock post-conversion	—	—	—	—	—	—	(49,234)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,354	—	—	5,354
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(32,480)	(32,480)
Balance — December 31, 2017	—	—	36,001,203	77,485	—	—	13,776,153	1	10,153	—	(62,187)	(52,033)
Issuance of Series E convertible preferred stock, net of issuance costs of $214	—	—	9,373,633	133,035	—	—	—	—	—	—	—	—
Cancellation of restricted common stock	—	—	—	—	—	—	(11,324)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,925	—	—	6,925
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	—	—	(52,248)	(52,248)
Balance — December 31, 2018	—	—	45,374,836	210,520	—	—	13,764,829	1	17,078	(42)	(114,435)	(97,398)
Conversion of convertible preferred stock into common stock	—	—	(45,374,836)	(210,520)	—	—	45,374,836	5	210,516	—	—	210,521
Issuance of common stock upon initial public offering, net of issuance costs of $3,874	—	—	—	—	—	—	9,739,541	1	168,222	—	—	168,223
Exercise of stock options	—	—	—	—	—	—	180,287	—	1,519	—	—	1,519
Purchase of common stock under employee stock purchase plan	—	—	—	—	—	—	50,353	—	798	—	—	798
Forfeiture of restricted common stock	—	—	—	—	—	—	(56,973)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	16,281	—	—	16,281
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	184	—	184
Net loss	—	—	—	—	—	—	—	—	—	—	(105,385)	(105,385)
Balance — December 31, 2019	—	$—	—	$—	—	$—	69,052,873	$7	$414,414	$142	$(219,820)	$194,743

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(105,385)	$(52,248)	$(32,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,775	1,019	680
Stock-based compensation	16,281	6,925	5,354
Accretion of discount on marketable securities	(4,701)	(2,745)	—
Amortization of right-of-use assets	1,799	—	—
Impairment loss on right-of-use asset	1,158	—	—
Loss from disposal of property and equipment, net	39	151	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,596)	(2,245)	(170)
Other assets	(42)	106	—
Accounts payable	152	(809)	(41)
Accrued liabilities and accrued clinical supply costs	9,210	4,743	6,716
Deferred revenue	(21,219)	172,492	2,128
Deferred rent	(44)	(7)	28
Lease liabilities	868	—	—
Other long-term liabilities	397	82	14
Net cash provided by (used in) operating activities	(99,308)	127,464	(17,771)
Cash flows from investing activities:
Purchase of property and equipment	(15,265)	(1,884)	(801)
Purchase of marketable securities	(529,609)	(472,235)	—
Maturities of marketable securities	496,000	250,000	—
Net cash used in investing activities	(48,874)	(224,119)	(801)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	170,128	(1,904)	—
Payment of deferred offering costs	(92)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	133,050	(15)
Proceeds from the exercise of options to purchase common stock	1,519	—	—
Proceeds from issuance of stock from employee stock purchase plan	798	—	—
Net cash provided by (used in) financing activities	172,353	131,146	(15)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,171	34,491	(18,587)
Cash, cash equivalents, and restricted cash at beginning of period	66,942	32,451	51,038
Cash, cash equivalents, and restricted cash at end of period	$91,113	$66,942	$32,451
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$3,471	$293	$353
Issuance costs for convertible preferred stock included in accounts payable	$—	$—	$53
Deferred offering costs in accrued liabilities	$465	$792	$—
Tenant improvements paid by landlord	$8,286	$7,449	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.	The Company and Liquidity

Alector, Inc. (“Alector” or the “Company”) is a Delaware corporation headquartered in South San Francisco, California. Alector is a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration.

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

Initial Public and Follow-on Offerings

On February 7, 2019, the Company completed an initial public offering (“IPO”) through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $168.2 million, after deducting underwriting discounts and commissions and offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 45,374,836 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

On January 30, 2020, the Company completed a follow-on offering through issuing and selling 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $224.5 million, after deducting underwriting discounts and commissions and estimated offering costs.

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

Restricted cash as of December 31, 2019 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents	$89,641	$65,470	$32,451
Restricted cash	1,472	1,472	—
Total cash, cash equivalents, and restricted cash	$91,113	$66,942	$32,451

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity (deficit) until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with our investment policy, management invests in money market funds, U.S. treasury securities, corporate bonds, commercial paper, and overnight repurchase agreements collateralized by U.S. treasury securities. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities.

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

Fair Value of Financial Instruments

The Company’s believes the carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued liabilities, approximate fair value due to their short-term nature.

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

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases on January 1, 2019. Upon adoption, the Company recorded a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. The Company adopted the guidance on a modified retrospective basis and did not restate comparative periods. The Company elected to adopt the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the historical lease classification of existing leases be carried forward. As a result of the adoption, the Company recorded operating right-of-use assets of $31.4 million and lease liabilities of $38.9 million on January 1, 2019. The prior deferred rent balances of $7.5 million under legacy guidance, primarily related to a tenant improvement allowance, was derecognized. The lease liabilities balance increased through December 31, 2019 due to additional tenant improvement allowance paid by a landlord. There was no effect on accumulated deficit as a result of the adoption.

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

The Company elected to exclude balance sheet recognition of operating leases having a term of 12 months or less (“short-term leases”) and elected to not separate lease components and non-lease components for its long-term leases.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds is fair value. In June 2019, the Company recognized a $1.2 million impairment loss on its right-of-use asset related to the portion of its headquarters being subleased.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under arrangements, the Company performs the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation.

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

The Company has determined that there are two research and development performance obligations as part of the agreement with AbbVie, one research and development performance obligation for each of the two research and development programs. The non-refundable upfront cash payments of $5.0 million and $200.0 million received in October 2017 and January 2018, respectively, were included in the transaction price. None of the remaining development and regulatory milestone and program opt-in payment amounts have been included in the transaction price, as all these amounts were fully constrained as of December 31, 2019. As part of the Company’s evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone amounts is outside the control of the Company and contingent upon success in future clinical trials. Any consideration related to royalties on net product sales will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in the Company’s forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2019, the Company had a 12% increase in the forecast of total expected costs due to changes to the clinical trial plans. For the year ended December 31, 2019, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $6 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under the Company’s collaboration agreement with AbbVie during 2019, 2018, and 2017 was $21.2 million, $27.5 million, and $2.9 million, respectively. Collaboration revenue recognized during the year ended December 31, 2019, was included in deferred revenue at the beginning of the period. The Company recorded deferred revenue of $153.4 million as of December 31, 2019. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

Grant Revenue

The Company has grant revenue from the U.S. government. In March 2016, the National Institute on Aging, a division of the National Institute of Health of the U.S. government, awarded the Company a Small Business Innovation Research grant. The Company recognized zero, $0.2 million and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to research performed under the grant. The Company recognizes grant revenue as the related research services are performed.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in June 2018. The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The Company early adopted ASU 2018-07 effective July 1, 2018. The early adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) covering substantially all U.S. employees of Alector. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2019 and 2018, the Company did not make any contributions to the plan.

Segments

The Company operates in one segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources.

Deferred Offering Costs

Offering costs, consisting of legal, accounting, printer, and filing fees related to the IPO and secondary offering were deferred and offset against proceeds upon the effectiveness of the offerings. As of December 31, 2019 and 2018, $0.6 million and $2.7 million, respectively, of deferred offering costs were recorded as other assets in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any changes in estimated credit losses immediately in earnings. The Company will adopt this ASU on January 1, 2020. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$61,104	$—	$—	$61,104
U.S. government treasury securities	Level 1	227,446	149	(8)	227,587
Commercial paper	Level 2	43,735	—	—	43,735
Corporate bonds	Level 2	10,103	3	(2)	10,104
Total cash equivalents and marketable securities		$342,388	$152	$(10)	$342,530

	December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$65,222	$—	$—	$65,222
U.S. government treasury securities	Level 1	224,980	3	(45)	224,938
Total cash equivalents and marketable securities		$290,202	$3	$(45)	$290,160

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2019. The Company classifies marketable securities available to fund current operations as current assets. As of December 31, 2019, the remaining contractual maturities of $311.8 million investments were less than one year and $30.7 million investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(In thousands)
Leasehold improvements	$25,222	$210
Lab equipment	10,458	4,599
Furniture and fixtures	2,031	131
Computer equipment	1,554	449
Construction-in-progress	—	7,449
Property and equipment, gross	39,265	12,838
Less accumulated depreciation and amortization	(5,413)	(1,901)
Total property and equipment, net	$33,852	$10,937

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
	(In thousands)
Accrued research and development costs	$6,400	$3,821
Accrued employee compensation	5,730	2,766
Accrued property and equipment	3,471	588
Accrued professional services	2,040	293
Other	615	971
Total accrued liabilities	$18,256	$8,439

5.	Commitments and Contingencies

On June 18, 2019, the Company initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, the Company’s former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of Alector’s confidential information that he learned during the course of rendering services to the Company as consulting Chief Scientific Officer/Chief Innovation Officer. The Company is unable to assess or provide any assurances regarding its possible outcome. The Company is seeking monetary damages but cannot predict the outcome of this dispute resolution proceeding and whether the Company will be able to obtain any financial recovery as a result of this proceeding.

6.	Leases

In June 2018, the Company signed a lease agreement to lease approximately 105,000 square feet in new office and laboratory space in South San Francisco which serves as the new headquarters (the “Headquarters”). The lease is over a ten-year term with an option to renew for a period of ten years. The Company occupied the premises and began to make rent payments on May 1, 2019. The lease commencement date was in January

2019, as that is when the Company was given control of the space. The landlord paid for $15.7 million of tenant improvements. In connection with the lease, the Company entered into a letter of credit arrangement in the amount of $1.5 million as collateral for the lease, which is classified as restricted cash on the consolidated balance sheets. The Company previously leased approximately 16,000 square feet as its headquarters with its main offices and laboratory facilities in South San Francisco under a sublease agreement that ended in April 2019. The Company also leases approximately 9,000 square feet of laboratory facilities in Milpitas under an agreement that ends in January 2022 with an option to extend for four years. The measurement of the lease liabilities for the leases exclude the options to extend the term of the lease as such extensions are not reasonably certain to occur. Variable lease costs for all of the Company’s leases consist of operating expenses for the spaces.

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

The components of lease expense were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$5,875
Variable lease cost	1,328
Short-term lease cost	68
Sublease income and reimbursement of variable lease cost	(1,263)
Total	$6,008

Rent expense under legacy guidance for the years ended December 31, 2018 and 2017 was $1.1 million for both years.

As of December 31, 2019, the weighted-average remaining lease term for operating leases was 9.3 years and the weighted-average discount rate was 8.8%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $3.2 million and was included in net cash used in operating activities in our consolidated statements of cash flows.

The following are the undiscounted cash flows owed under the Company’s operating leases as of December 31, 2019:

(In thousands)
2020	$6,882
2021	7,122
2022	7,146
2023	7,376
2024	7,634
Thereafter	35,512
Total undiscounted lease payments	$71,672
Less: Present value adjustment	(23,636)
Total lease liability	$48,036

7.	Convertible Preferred Stock

The Company issued 9,373,633 shares of Series E convertible preferred stock in April 2018, July 2018, and October 2018 at an issuance price of $14.2154 per share. The 24,621 shares issued in October 2018 were to a board member, a related party. Upon the effectiveness of the IPO, all shares of convertible preferred stock automatically converted on a 1-to-1 basis into shares of common stock

The following tables summarizes the authorized, issued, and outstanding convertible preferred stock of the Company as of December 31, 2018:

	Shares Authorized	Shares Issued and Outstanding	Issuance Price per Share	Net Proceeds	Aggregate Liquidation Preference
	(In thousands, except share and per share data)
Convertible Preferred Stock:
Series A-1	1,000,000	1,000,000	$0.40	$354	$400
Series A-2	10,549,450	10,549,450	0.91	9,554	9,600
Series B	5,000,000	5,000,000	1.20	5,968	6,000
Series C	12,088,016	12,088,016	2.67	32,158	32,275
Series D	7,363,737	7,363,737	4.01	29,451	29,529
Series E	9,848,474	9,373,633	14.22	133,035	133,250
Total convertible preferred stock	45,849,677	45,374,836		$210,520	$211,054

The Company recorded its convertible preferred stock at the issuance price on the dates of issuance, net of issuance costs.

8.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Research and development	$8,031	$4,195	$4,392
General and administrative	8,250	2,730	962
Total stock-based compensation	$16,281	$6,925	$5,354

Determination of Fair Value

The estimated grant-date fair value of all the Company’s profit interest units and options to purchase common stock was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	5.3 – 6.1	5.1 – 6.1	6.0 – 10.0
Expected volatility	76% – 82%	73% – 81%	75%
Risk-free interest rate	1.4% – 2.6%	2.5% – 3.1%	1.9 – 2.4%
Dividend yield	0%	0%	0%

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

Restricted Common Stock

The restricted common stock generally vest over a four-year period with straight-line vesting with a 25% one-year cliff.

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2017	3,148,813	$6.95
Vested	(1,219,641)	6.95
Forfeited	(11,324)	6.95
Unvested restricted common stock as of December 31, 2018	1,917,848	6.95
Vested	(866,037)	6.95
Forfeited	(56,973)	6.95
Unvested restricted common stock as of December 31, 2019	994,838	6.95

As of December 31, 2019, total unrecognized stock-based compensation related to unvested restricted common stock issued to employees was $4.5 million, which the Company expects to recognize over a remaining weighted-average period of 1.7 years.

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (“2019 Plan”) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company initially reserved for issuance 7,688,156 shares of common stock pursuant to the 2019 Plan. The Company’s 2017 Stock Option and Grant Plan (“2017 Plan”) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors, or a committee appointed by the board of directors, has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the exercise price of each share shall be at least 110% of the fair market value and the term of the award shall not exceed than five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The shares generally vest over a four-year period with straight-line vesting with a 25% one-year cliff. As of December 31, 2019, the Company had reserved 12,749,592 shares of common stock for issuance under the 2019 Plan, of which 4,306,768 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of December 31, 2017	22,500	$6.95
Granted	5,063,584	8.94
Forfeited	(22,396)	8.01
Outstanding as of December 31, 2018	5,063,688	8.94
Granted	3,738,071	17.74
Exercised	(180,287)	8.43
Forfeited	(178,648)	11.53
Outstanding as of December 31, 2019	8,442,824	$12.79	9.1	$39,840
Exercisable as of December 31, 2019	1,603,073	$9.60	8.7	$12,416
Vested and expected to vest as of December 31, 2019	8,442,824	$12.79	9.1	$39,840

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. The aggregate intrinsic value of options exercised was $1.8 million for the year ended December 31, 2019. There were no options exercised in 2018 and 2017. The weighted-average grant-date fair value per share of options granted was $12.06, $6.27, and $4.62, for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, total unrecognized stock-based compensation related to unvested stock options was $60.2 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

2019 Employee Stock Purchase Plan

On February 6, 2019, the Company adopted the 2019 Employee Stock Option Plan (“2019 ESPP”). The 2019 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount. The Company has initially reserved for issuance 1,478,492 shares of common stock pursuant to the 2019 ESPP. The initial offering period began upon completion of the IPO on February 7, 2019 and ended on the last trading day on or before December 1, 2019. Each subsequent offering period will be approximately six months long beginning on the first trading day after December 1, 2019. ESPP participants purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period  or (2) the fair market value of the common stock on the purchase date. As of December 31, 2019, there was $0.2 million in unrecognized compensation expense related to the 2019 ESPP to be recognized over five months.

9.	Income Taxes

The Company was classified as a partnership for U.S. income tax purposes through the Conversion on October 12, 2017. The Company incurred net losses for the years ended December 31, 2019, 2018, and 2017. The Company has reflected a benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax benefit at federal statutory rate	$(22,081)	$(10,972)	$(11,038)
State income taxes	(4,694)	—	—
Pre-conversion passthrough loss	—	—	7,331
Tax credits	(6,530)	(2,387)	(351)
Federal uncertain tax positions	2,044	708	102
Stock-based compensation	1,493	1,251	470
Impact of federal rate change	—	—	2,329
Nondeductible expense	124	58	126
Tax benefit recognized on utilization of attributes previous reserved	(13,582)	—	—
Deferred adjustment from amended tax return	(1,073)	—	—
Change of valuation allowance	44,748	11,346	782
Others	(449)	(4)	249
Income tax provision	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets consist of (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss	$2,223	$13,867
Accrued bonus	370	487
Tax credits	7,319	3,098
Stock-based compensation	2,015	213
Deferred rent	—	1,647
Deferred revenue	37,621	—
Lease liability	11,781	—
Others	209	98
Gross deferred tax assets	61,538	19,410
Less valuation allowance	(47,053)	(17,286)
Total deferred tax assets	$14,485	$2,124
Deferred tax liabilities:
Depreciation and amortization	$(7,495)	$(2,124)
Right-of-use assets	(6,990)	—
Gross deferred tax liabilities	(14,485)	(2,124)
Deferred tax assets, net	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2019, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance increased on a net basis by $29.8 million during the year ended December 31, 2019.

As of December 31, 2019, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $10.4 million and $0.7 million, respectively. Federal NOL carryforwards have an indefinite life and deductions cannot exceed 80% of taxable income. State NOL carryforwards will begin to expire as early as 2028, if not utilized, or have an indefinite life. As of December 31, 2019, the Company also had federal and California tax credit carryforward of approximately $8.1 million and $2.0 million, respectively. The federal tax credits will begin to expire in 2036 while the California tax credits have no expiration date.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2019 and 2018 (in thousands):

Balance as of December 31, 2016	$—
Increases related to tax positions taken during the prior year	227
Increases related to tax positions taken during the current year	403
Balance as of December 31, 2017	630
Increases related to tax positions taken during the current year	877
Balance as of December 31, 2018	1,507
Decreases related to tax positions taken during the prior year	(80)
Increases related to tax positions taken during the current year	1,608
Balance as of December 31, 2019	$3,035

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2019, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company did not accrue any interest or penalties and does not have any tax positions for interest or penalties for the year ended December 31, 2019. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2019.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The Company uses a two-step approach to recognize and measure uncertain tax positions. During the year ended December 31, 2019, the Company recorded a tax reserve of $1.6 million as a reduction of the tax credit carryover. The Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities. The statute of limitations for tax liabilities for all years remains open.

10.	Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (“Adimab”) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates (“2014 Adimab Agreement”). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (“2019 Adimab Agreement”). The Chief Executive Officer of Adimab is a Co-Founder and Chairperson of the board of directors of Alector. For the years ended December 31, 2019, 2018, and 2017, Alector incurred expenses of $2.8 million, $2.3 million, $0.4 million for services provided by Adimab, respectively. The Company had no accrued liabilities due to Adimab as of December 31, 2019 and 2018. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

11.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Convertible preferred stock	—	45,374,836	36,001,203
Restricted stock subject to future vesting	994,838	1,917,848	3,148,813
Options to purchase common stock	8,442,824	5,063,688	22,500
Shares committed under ESPP	44,464	—	—
Total	9,482,126	52,356,372	39,172,516

12.	Selected Quarterly Financial Data (Unaudited)

The following table provides the selected quarterly financial data for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except per share data)
Revenue	$6,001	$2,696	$6,917	$5,605
Loss from operations	$(32,342)	$(34,149)	$(27,152)	$(20,761)
Net loss	$(30,527)	$(31,738)	$(24,560)	$(18,560)
Net loss per share, basic and diluted	$(0.45)	$(0.47)	$(0.36)	$(0.42)

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share data)
Revenue	$9,145	$6,503	$7,109	$4,920
Loss from operations	$(19,017)	$(16,815)	$(12,231)	$(9,225)
Net loss	$(17,373)	$(15,317)	$(11,121)	$(8,437)
Net loss per share, basic and diluted	$(1.48)	$(1.34)	$(1.00)	$(0.78)

13.	Subsequent Events

On January 30, 2020, the Company completed a follow-on public offering of 9,602,500 shares of common stock at an offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in net proceeds of approximately $224.5 million, after deducting underwriting discounts and commissions and estimated offering costs. A member of our board of directors purchased 20,000 shares in the public offering at the public offering price of $25.00 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with the Proxy Statement to be filed within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2019, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2019, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2019, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2019, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.2	2/11/2019
4.1	Amended and Restated Registration Rights Agreement among the Registrant and certain of its stockholders, dated April 26, 2018.	S-1	333-229152	4.1	1/7/2019
4.2	Specimen common stock certificate of the Registrant.	S-1	333-229152	4.2	1/7/2019
4.3	Description of securities of the Registrant.					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-229152	10.1	1/7/2019
10.2+	2017 Stock Option and Grant Plan, as amended, and forms of agreement thereunder.	S-1	333-229152	10.2	1/7/2019
10.3+	2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-229152	10.3	1/7/2019
10.4+	2019 Employee Stock Purchase Plan	S-1	333-229152	10.4	1/7/2019
10.5+	Confirmatory Offer Letter between the Registrant and Arnon Rosenthal, Ph.D.	S-1/A	333-229152	10.5	1/29/2019
10.6+	Confirmatory Offer Letter between the Registrant and Robert Paul, M.D., Ph.D.	S-1/A	333-229152	10.6	1/29/2019
10.7+	Confirmatory Offer Letter between the Registrant and Robert King, Ph.D.	S-1/A	333-229152	10.7	1/29/2019
10.8+	Confirmatory Offer Letter between the Registrant and Sabah Oney, Ph.D.	S-1/A	333-229152	10.8	1/29/2019
10.9+	Confirmatory Offer Letter between the Registrant and Calvin Yu.	S-1/A	333-229152	10.9	1/29/2019
10.10+	Executive Incentive Compensation Plan.	S-1	333-229152	10.10	1/7/2019
10.11+	Outside Director Compensation Policy.					X
10.12+	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-229152	10.12	1/7/2019
10.13	Lease between the Registrant and HCP Oyster Point III, LLC, dated June 27, 2018.	S-1	333-229152	10.14	1/7/2019
10.14#	Third Amended and Restated Collaboration Agreement between the Registrant and Adimab, dated September 19, 2016, as amended.	S-1	333-229152	10.15	1/7/2019
10.15#	Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology, Ltd., dated October 16, 2017.	S-1	333-229152	10.16	1/7/2019
10.16#	2019 Collaboration Agreement between the Registrant and Adimab, LLC, dated August 16, 2019.	10-Q	001-38792	10.17	11/12/2019
10.17+	Offer Letter between the Registrant and Shehnaaz Suliman, M.D.	8-K	001-38792	99.1	12/11/2019
21.1	List of subsidiaries of Registrant.	10-K	001-38792	21.1	3/26/2019
23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+	Indicated management contract or compensatory plan.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

ALECTOR, INC.

Date: March 24, 2020	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-Founder and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arnon Rosenthal, Ph.D., Shehnaaz Suliman, M.D., and Calvin Yu as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his capacity as a director and/or officer of Alector, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnon Rosenthal Arnon Rosenthal, Ph.D.	Co-Founder, Chief Executive Officer, and Director (Principal Executive Officer)	March 24, 2020

/s/ Calvin Yu Calvin Yu	Vice President, Finance (Principal Financial and Accounting Officer)	March 24, 2020

/s/ Tillman Gerngross Tillman Gerngross, Ph.D.	Chairperson of the Board	March 24, 2020

/s/ Paula Hammond Paula Hammond, Ph.D.	Director	March 24, 2020

/s/ Louis J. Lavigne, Jr. Louis J. Lavigne, Jr.	Director	March 24, 2020

/s/ Terry McGuire Terry McGuire	Director	March 24, 2020
/s/ Richard Scheller Richard Scheller, Ph.D.	Director	March 24, 2020

Signature	Title	Date
/s/ David Wehner David Wehner	Director	March 24, 2020
/s/ Kristine Yaffe Kristine Yaffe, M.D.	Director	March 24, 2020