Form 10-Q
period 2020-03-31
Alector, Inc.
filed 2020-05-13
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 79,033,205 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	the impact of the coronavirus (COVID-19) pandemic on our business;
•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the size of the market opportunity for our product candidates in each of the diseases we are targeting;
•	our ability to expand our product candidates into additional indications and patient populations;
•	the success of competing therapies that are or may become available;
•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and the outcome of our ongoing arbitration proceedings;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance;

•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements; and
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALECTOR, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,917	$89,641
Marketable securities	387,618	263,432
Prepaid expenses and other current assets	7,669	4,364
Total current assets	556,204	357,437
Property and equipment, net	32,670	33,852
Operating lease right-of-use assets	28,179	28,476
Restricted cash	1,472	1,472
Other assets	403	676
Total Assets	$618,928	$421,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,039	$278
Accrued clinical supply costs	12,315	6,706
Accrued liabilities	16,709	18,256
Deferred revenue, current portion	32,089	30,165
Operating lease liabilities, current portion	6,623	6,565
Total current liabilities	71,775	61,970
Deferred revenue, long-term portion	114,141	123,236
Operating lease liabilities, long-term portion	40,785	41,471
Other long-term liabilities	493	493
Total liabilities	227,194	227,170
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 79,016,469 and 69,052,873 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	8	7
Additional paid-in capital	648,783	414,414
Accumulated other comprehensive income	2,782	142
Accumulated deficit	(259,839)	(219,820)
Total stockholders' equity	391,734	194,743
Total liabilities and stockholders’ equity	$618,928	$421,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$7,171	$5,605
Operating expenses:
Research and development	34,605	20,607
General and administrative	14,644	5,759
Total operating expenses	49,249	26,366
Loss from operations	(42,078)	(20,761)
Other income, net	2,059	2,201
Net loss	(40,019)	(18,560)
Unrealized gain on marketable securities	2,640	150
Comprehensive loss	$(37,379)	$(18,410)
Net loss per share, basic and diluted	$(0.53)	$(0.42)
Shares used in computing net loss per share, basic and diluted	74,820,950	43,828,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2019	69,052,873	$7	$414,414	$142	$(219,820)	$194,743
Issuance of common stock upon follow-on public offering, net of issuance costs of $1,148	9,602,500	1	224,510	—	—	224,511
Exercise of stock options	361,096	—	3,217	—	—	3,217
Stock-based compensation	—	—	6,642	—	—	6,642
Unrealized gain on marketable securities	—	—	—	2,640	—	2,640
Net loss	—	—	—	—	(40,019)	(40,019)
Balance — March 31, 2020	79,016,469	$8	$648,783	$2,782	$(259,839)	$391,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2018	45,374,836	$210,520	13,764,829	$1	$17,078	$(42)	$(114,435)	$(97,398)
Conversion of convertible preferred stock into common stock	(45,374,836)	(210,520)	45,374,836	5	210,516	—	—	210,521
Issuance of common stock upon initial public offering, net of issuance costs of $3,874	—	—	9,739,541	1	168,222	—	—	168,223
Exercise of stock options	—	—	625	—	5	—	—	5
Forfeiture of restricted common stock	—	—	(8,039)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,245	—	—	3,245
Unrealized gain on marketable securities	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(18,560)	(18,560)
Balance — March 31, 2019	—	$—	68,871,792	$7	$399,066	$108	$(132,995)	$266,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(40,019)	$(18,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,446	298
Stock-based compensation	6,642	3,245
Accretion of discount on marketable securities	(240)	(1,321)
Amortization of right-of-use assets	297	768
Loss from disposal of property and equipment, net	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,305)	(2,751)
Other assets	(284)	17
Accounts payable	3,135	683
Accrued liabilities and accrued clinical supply costs	7,805	(952)
Deferred revenue	(7,171)	(5,605)
Deferred rent	—	(44)
Lease liabilities	(628)	656
Net cash used in operating activities	(32,313)	(23,566)
Cash flows from investing activities:
Purchase of property and equipment	(3,566)	(2,030)
Purchase of marketable securities	(202,906)	(267,232)
Maturities of marketable securities	81,600	118,000
Net cash used in investing activities	(124,872)	(151,262)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	170,307
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	225,244	—
Proceeds from the exercise of options to purchase common stock	3,217	5
Net cash provided by financing activities	228,461	170,312
Net increase in cash, cash equivalents, and restricted cash	71,276	(4,516)
Cash, cash equivalents, and restricted cash at beginning of period	91,113	66,942
Cash, cash equivalents, and restricted cash at end of period	$162,389	$62,426
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$178	$1,071
Deferred offering costs in accounts payable and accrued liabilities	$641	$179
Tenant improvements paid by landlord	$—	$8,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company and Liquidity

Alector, Inc. (Alector or the Company) is a Delaware corporation headquartered in South San Francisco, California. Alector is a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration.

Initial Public and Follow-on Offerings

On February 7, 2019, the Company completed an initial public offering (IPO) through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $168.2 million, after deducting underwriting discounts and commissions and offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 45,374,836 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

On January 30, 2020, the Company completed a follow-on offering through issuing and selling 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $224.5 million, after deducting underwriting discounts and commissions and offering costs.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) as defined by the Financial Accounting Standards Board (FASB). In the opinion of management, these unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary to present fairly the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Alector, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 24, 2020.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are no significant unrealized gains or losses on the money market funds for the periods presented.

Restricted cash as of March 31, 2020 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$160,917	$60,954
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$162,389	$62,426

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts payable, and accrued liabilities. The Company’s financial instruments approximate fair value due to their relatively short maturities.

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

Revenue Recognition

The Company entered into an agreement in October 2017 with AbbVie Biotechnology, Ltd. (AbbVie) to co-develop antibodies to two program targets in preclinical development (AbbVie Agreement). Under the terms of the AbbVie Agreement, AbbVie made $205.0 million in upfront payments, of which $5.0 million and $200.0 million was received by the Company in October 2017 and January 2018, respectively. The Company will perform research and development services for the antibodies to the two programs through the end of Phase 2 clinical trials which the Company expects to conduct through 2023. AbbVie will then have the exclusive right to exercise an option to enter into a license and collaboration agreement with the Company for one or both of the programs for $250.0 million each. If AbbVie exercises its option for the programs, AbbVie will take over the development of the product candidates for such program and costs will be split between the parties. The Company will also share in profits and losses upon commercialization of any products from such program. However, following AbbVie’s exercise of its option for a program, the Company may opt out of sharing in development costs and profits or losses for that program and instead receive tiered royalties. Additionally, under the terms of the AbbVie Agreement, the Company will be eligible to earn up to an additional $242.8 million in milestone payments per program related to the initiation of certain clinical studies and regulatory approval for up to three indications per program. The Company assessed its collaboration agreement with AbbVie in the context of the delivery of the research and development services.

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three months ended March 31, 2020 was $7.2 million, the entire amount of which was included in deferred revenue at the beginning of the period. The Company recorded deferred revenue of $146.2 million as of March 31, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties for any sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of March 31, 2020. As of March 31, 2020, no revenue has been recognized or payments made under the Innovent Agreement.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized gain on marketable securities.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any changes in estimated credit losses immediately in earnings. The Company has an accrued interest receivable for available-for-sale investments of $1.5 million as of March 31, 2020, that is classified in prepaid expenses and other current assets on the balance sheet. There was no material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. This ASU modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, and the methodology for calculating income taxes in an interim period. The Company has early adopted this ASU as of January 1, 2020. There was no material impact to the Company’s consolidated financial statements.

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2020
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$128,796	$—	$—	$128,796
U.S. government treasury securities	Level 1	328,509	2,848	—	331,357
Commercial paper	Level 2	61,776	—	—	61,776
Corporate bonds	Level 2	15,079	—	(66)	15,013
Total cash equivalents and marketable securities		$534,160	$2,848	$(66)	$536,942

	December 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$61,104	$—	$—	$61,104
U.S. government treasury securities	Level 1	227,446	149	(8)	227,587
Commercial paper	Level 2	43,735	—	—	43,735
Corporate bonds	Level 2	10,103	3	(2)	10,104
Total cash equivalents and marketable securities		$342,388	$152	$(10)	$342,530

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of March 31, 2020, the remaining contractual maturities of $486.3 million of investments were less than one year and $50.6 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of March 31, 2020, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk.

4.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Research and development	$3,111	$1,704
General and administrative	3,531	1,541
Total stock-based compensation	$6,642	$3,245

Restricted Common Stock

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2019	994,838	$6.95
Vested	(194,532)	6.95
Unvested restricted common stock as of March 31, 2020	800,306	$6.95

As of March 31, 2020, total unrecognized stock-based compensation related to unvested restricted common stock was $3.7 million, which the Company expects to recognize over a remaining weighted-average period of 1.5 years.

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (2019 Plan) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company initially reserved for issuance 7,688,156 shares of common stock pursuant to the 2019 Plan. The Company’s 2017 Stock Option and Grant Plan (2017 Plan) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. On January 1, 2020, the Company added 3,452,643 shares to the shares reserved for issuance. As of March 31, 2020, the Company had reserved 15,841,139 shares of common stock for issuance under the 2019 Plan, of which 6,787,538 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	8,442,824	$12.79
Granted	1,040,443	18.78
Exercised	(361,096)	8.91
Forfeited	(68,570)	12.53
Outstanding as of March 31, 2020	9,053,601	$13.64	9.0	$95,572
Exercisable as of March 31, 2020	1,848,032	$11.08	8.6	$24,113
Vested and expected to vest as of March 31, 2020	9,053,601	$13.64	9.0	$95,572

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of March 31, 2020, total unrecognized stock-based compensation related to unvested stock options was $67.0 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

2019 Employee Stock Purchase Plan

On February 6, 2019, the Company adopted the 2019 Employee Stock Option Plan (2019 ESPP). The 2019 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount. As of March 31, 2020, the Company has reserved for issuance 2,019,536 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

5.	Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates (2014 Adimab Agreement). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of Alector. For the three months ended March 31, 2020 and 2019, the Company incurred expenses under the 2014 Adimab Agreement of zero and $0.8 million, respectively. The Company had zero in accrued liabilities due to Adimab as of March 31, 2020 and December 31, 2019. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

On January 30, 2020, in connection with the Company’s follow-on offering, a member of the Company’s board of directors purchased 20,000 shares of the Company’s common stock at the public offering price of $25.00 per share.

6.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Restricted stock subject to future vesting	800,306	1,669,382
Options to purchase common stock	9,053,601	5,476,184
Shares committed under ESPP	44,464	58,127
Total	9,898,371	7,203,693

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

At Alector we are committed to developing transformative treatments for neurodegeneration. We believe that our mission could potentially benefit millions of patients and families affected by neurodegenerative diseases worldwide, and even with the current COVID-19 health crisis, we remain focused on advancing our portfolio of immuno-neurology programs. Our primary responsibility is ensuring the health and safety of our employees, participants in our clinical trials, and our clinical trial site teams, and we are continuing to monitor and comply with recent regulatory, institutional, and government guidance for conduct of our business. As this pandemic continues to evolve, we are focused on initiating both a pivotal Phase 3 study of AL001 in FTD-GRN patients and a Phase 2 study of AL002 in Alzheimer’s Disease patients in 2020. We are closely monitoring the evolving impact of COVID-19 on our operations and we continue to be committed to our discovery, research, and clinical development plans and timelines.

Currently, certain clinical trial sites have delayed enrollment of new patients and paused clinical trial visits across all Alector development programs. We are aware that some participants in our trials have not been able to receive scheduled doses on time, due in part to site closures or various state and local shelter-in-place directives. We intend to continue to collect data from all existing clinical trial participants and to make progress in completing the enrollment across these on-going clinical trials taking into account applicable regulatory, institutional, and government guidance compliance regimes.

AL001, our first product candidate in the clinic, modulates progranulin (PGRN), a regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders, including frontotemporal dementia (FTD), Alzheimer’s disease, and Parkinson’s disease. AL001 is initially designed to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects approximately 170,000 individuals in the United States and the European Union, with potentially higher prevalence in Asia and Latin America.

Our AL001 product candidate is initially aimed at treating FTD patients who have a known genetic mutation that causes a deficiency in PGRN, which is called FTD-GRN. The U.S. Food and Drug Administration (FDA) has granted orphan drug designation for treatment of FTD to AL001, as well as Fast Track designation for the treatment of patients with FTD-GRN. Fast Track designation is designed to facilitate the development and expedite the review of therapies which treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review, and additionally, a rolling submission of the marketing application. In the third quarter of 2019, we advanced AL001 into a Phase 2 study with preliminary patient data in FTD-GRN patients expected throughout 2020. The Phase 2 study also includes an additional genetic subset of FTD patients (FTD-C9orf72). In addition, in consultation with the FDA, we plan to advance AL001 into a Phase 3 study in FTD-GRN patients in 2020.

We are developing AL101, our second product candidate in our PGRN portfolio, for patients suffering from more prevalent neurodegenerative diseases including Alzheimer’s disease and Parkinson’s disease, in addition to FTD. In line with our therapeutic hypothesis for FTD, mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models. The FDA has granted orphan drug designation for the treatment of FTD to AL101, as well as Fast Track designation for the treatment of patients with FTD-GRN. We initiated the

Phase 1 study of AL101 in the fourth quarter of 2019. We expect Phase 1a data in 2020. We own worldwide rights to both AL001 and AL101.

Our next development programs, AL002 and AL003, are focused on modulating check-point receptors on the brain’s immune cells, with AL002 targeting Triggering Receptor Expressed on Myeloid cells 2 (TREM2) and AL003 targeting sialic acid binding Ig-like lectin 3 (SIGLEC 3), respectively. The AL002 and AL003 programs are aimed at treating Alzheimer’s disease patients.

In the third quarter of 2019, we completed the Phase 1a portion of a clinical trial in healthy volunteers with AL002. AL002 was generally safe and well-tolerated in the single ascending dose part of the Phase 1 study. In addition, a dose dependent and statistically significant change in both soluble TREM2 (sTREM2) and a downstream biomarker for microglia functionality in cerebrospinal fluid was observed upon treatment, indicating both target engagement and proof-of-mechanism in healthy volunteers. We believe that this is the first time that a drug product candidate that targets TREM2 has successfully demonstrated safety, target engagement, and indicated proof-of-mechanism in healthy volunteers. In the second quarter of 2019, based on the safety and tolerability observed in the Phase 1a healthy volunteer study, as well as encouraging biomarker data, we initiated the Phase 1b portion of the trial with AL002 in Alzheimer’s disease patients. Based on the data collected to date in preclinical studies as well as in healthy volunteers, and in alignment with our partner AbbVie, we have decided to close enrollment in the Phase 1b study, which was impacted by COVID-19, and proceed with initiating a Phase 2 study in Alzheimer’s disease patients in 2020.

In the first quarter of 2019, we initiated a Phase 1a study in healthy volunteers with AL003 for the treatment of Alzheimer’s disease patients. Thirty-eight healthy volunteers were dosed over eight dose cohorts in the AL003 Phase 1a dose escalation trial. A dose dependent change in target engagement in a blood biomarker was observed following upon a single dose administration. The volunteers were treated with corticosteroids and recovered. In January 2020, we initiated dosing of Alzheimer’s disease patients in a Phase 1b study with AL003.

We are also expanding our discovery platform to other indications, such as the field of immuno-oncology. We believe that products focused on innate immune biology will complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system. Microglia display similar gene expression signature and function to the innate cells of the peripheral immune system. These peripheral innate cells such as macrophages, NK cells, and others, likely play a significant role in multiple chronic diseases including cancer, inflammation, and autoimmune disorders. We are leveraging our expertise in the innate immune system to develop additional innate immune check-point focused programs, including programs targeting the Siglec protein family and the SIRP protein family, for peripheral disorders, particularly cancer. For example, we recently entered into a licensing agreement with Innovent to develop and commercialize AL008, our novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. AL008 is a potential best-in-class SIRP-alpha inhibitor with a unique dual mechanism of action that non-competitively antagonizes the CD47-SIRP-alpha pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (a "don't eat me signal") while also engaging Fc gamma receptors to promote immuno-stimulatory pathways that drive anti-tumor immunity.

Our operations have been financed primarily through the issuance and sale of convertible preferred stock, our collaboration with AbbVie, and issuance of common stock upon the completion of our IPO and follow-on public offering. We completed our IPO in February 2019, and received $168.2 million net proceeds, after deducting underwriting discounts and commissions and offering expenses. We completed a follow-on public offering in January 2020 and received $224.5 million net proceeds, after deducting underwriting discounts and commissions and offering expenses.

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $40.0 million and $18.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $259.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. We recorded deferred revenue of $146.2 million as of March 31, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of proof-of-concept for AL002 and AL003.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Dollar
	2020	2019	Change
	(In thousands)
Collaboration revenue	$7,171	$5,605	$1,566
Operating expenses:
Research and development	34,605	20,607	13,998
General and administrative	14,644	5,759	8,885
Total operating expenses	49,249	26,366	22,883
Loss from operations	(42,078)	(20,761)	(21,317)
Other income, net	2,059	2,201	(142)
Net loss	$(40,019)	$(18,560)	$(21,459)

Revenue

Collaboration revenue was $7.2 million for the three months ended March 31, 2020, compared to $5.6 million for the three months ended March 31, 2019. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue increased by $1.6 million primarily due to an increase in expenses for the AL002 and AL003 programs compared to the same period last year.

Research and Development Expenses

Research and development expenses were $34.6 million for the three months ended March 31, 2020, compared to $20.6 million for the three months ended March 31, 2019. The increase of $14.0 million was driven by a $5.0 million increase in AL001 and $2.4 million increase in AL002 related to manufacturing runs and continued progression through clinical trials. We had a $3.2 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, expenses increased by $1.9 million for other early stage programs as we continue to invest in developing our pipeline and $1.7 million for AL014, our latest program to progress to preclinical trials.

	Three Months Ended March 31,		Dollar
	2020	2019	Change
	(In thousands)
Direct research and development expenses
AL001	$7,997	$2,998	$4,999
AL101	1,147	1,476	(329)
AL002	5,636	3,236	2,400
AL003	2,496	2,809	(313)
AL014	1,840	138	1,702
Other early stage programs	3,995	2,092	1,903
Indirect research and development expenses
Personnel related (including stock-based compensation)	8,655	5,442	3,213
Facilities and other unallocated research and development expenses	2,839	2,416	423
Total research and development expenses	$34,605	$20,607	$13,998

General and Administrative Expenses

General and administrative expenses were $14.6 million for the three months ended March 31, 2020, compared to $5.8 million for the three months ended March 31, 2019. The increase of $8.9 million was driven by a $4.3 million increase in legal expense due mainly to our ongoing arbitration proceeding that we commenced in June 2019 and a $3.1 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, the increase is due to a $0.6 million increase in consulting expense to support the growth of the business related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $2.1 million for the three months ended March 31, 2020, compared to $2.2 million for the three months ended March 31, 2019. The decrease of $0.1 million was due to federal interest rate cuts over the last year with many of our holdings in government securities.

Liquidity and Capital Resources

Since our inception through March 31, 2020, our operations have been financed primarily by net proceeds of $210.5 million from sales of our convertible preferred stock and through the $205.0 million in upfront payments from the AbbVie Agreement. In addition, on February 7, 2019, we completed our IPO through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in aggregate net proceeds from the offering of $168.2 million, after deducting underwriting discounts and commissions and offering costs. On January 30, 2020, we completed a follow-on offering through issuing and selling 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $224.5 million, after deducting underwriting discounts and commissions and offering costs. As of March 31, 2020, we had $548.5 million of cash, cash equivalents, and marketable securities. As of March 31, 2020, we had an accumulated deficit of $259.8 million.

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

•	the costs and timing of regulatory approvals; and
•	the impact of the COVID-19 pandemic on any of the foregoing items and our business generally.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(32,313)	$(23,566)
Cash used in investing activities	(124,872)	(151,262)
Cash provided by financing activities	228,461	170,312

Operating Activities

For the three months ended March 31, 2020, cash used in operating activities was $32.3 million. This was mainly due to the net loss of $40.0 million and the decrease in deferred revenue of $7.2 million as revenue was recognized related to the AbbVie Agreement. This was offset by a non-cash charge of $6.6 million for stock-based compensation and an increase of $7.8 million in accrued liabilities and accrued clinical supply costs.

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

Investing Activities

For the three months ended March 31, 2020, cash used in investing activities of $124.9 million was primarily related to the purchase of short-term marketable securities of $202.9 million offset by the proceeds from maturities of marketable securities of $81.6 million. In addition, we used cash for the purchase of $3.6 million of property and equipment.

For the three months ended March 31, 2019, cash used in investing activities of $151.3 million was primarily related to the purchase of short-term marketable securities of $267.2 million offset by the proceeds from maturities of marketable securities of $118.0 million. In addition, we used cash for the purchase of $2.0 million of property and equipment.

Financing Activities

For the three months ended March 31, 2020, cash provided by financing activities of $228.5 million was primarily from net proceeds of the issuance of 9,602,500 shares of our common stock upon the completion of a follow-on public offering.

For the three months ended March 31, 2019, cash provided by financing activities of $170.3 million was primarily from net proceeds of the issuance of 9,739,541 shares of our common stock upon the completion of our IPO.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as of March 31, 2020, as compared to those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 24, 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on March 24, 2020.

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

We had cash, cash equivalents, and marketable securities of $548.5 million as of March 31, 2020, which consisted primarily of bank deposits, money market funds, government marketable securities, and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.3 million.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2020, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused initially on developing therapeutics for neurodegenerative diseases, including frontotemporal dementia (FTD), Alzheimer’s disease, and Parkinson’s disease. We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and a government grant. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in a Phase 2 clinical trial for one product candidate, AL001, and we are currently in Phase 1 clinical trials for three product candidates, AL002, AL003, and AL101, but to date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $40.0 million and $18.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $259.8 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we currently generate from our collaboration arrangement with AbbVie Biotechnology, Ltd. (AbbVie) is variable and limited in amount. For our collaboration with AbbVie, we recognize collaboration revenue by measuring the progress towards complete satisfaction of the performance of obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

We have no products approved for commercial sale. To obtain revenues from the sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, and marketing therapies with significant commercial success. Our ability to generate revenue and achieve profitability depends on many factors, including:

•	completing research and preclinical and clinical development of our product candidates;
•	addressing any delays in our clinical trials or other impacts resulting from factors related to the COVID-19 pandemic;
•	obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development and clinical trials;

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $548.5 million. In February 2019, we received $168.2 million of net proceeds from the issuance of common stock upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations through at least the next 12 months, subsequent to the filing date of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. In recent months, global markets have fallen and experienced volatility in connection with concerns over the global impact of a novel strain of coronavirus, COVID-19. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to the impact of COVID-19. Additional capital may not be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

For example, our product candidate AL001 is initially targeting FTD patients who have a known genetic mutation that causes a deficiency in PGRN (FTD-GRN). In the third quarter of 2019, we advanced AL001 into a Phase 2 study with preliminary patient data in FTD-GRN patients expected throughout 2020. The Phase 2 study also includes an additional genetic subset of FTD patients (FTD-C9orf72). If we are unable to successfully identify, develop, obtain regulatory approval for, and commercialize AL001 for other indications, our commercial opportunity for AL001 may be limited.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an investigational new drug application (IND) or a clinical trial application (CTA) will result in the FDA or European Medicines Agency (EMA), as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

•	delays in identifying, recruiting, and training suitable clinical investigators;
•	delays in obtaining required Institutional Review Board (IRB) approval at each clinical trial site;
•	imposition of delays to clinical trials, including as a result of temporary or permanent clinical hold by regulatory agencies for a number of reasons, including:
•	after review of an IND or amendment, CTA or amendment, or equivalent application or amendment;
•	as a result of a new safety finding that presents unreasonable risk to clinical trial participants;
•	as a result of modifications to clinical trial protocols or related documentation;
•	a negative finding from an inspection of our clinical trial operations or study sites; or
•	the finding that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

Any and all of the events described above may be caused or exacerbated by factors related to the ongoing COVID-19 pandemic.

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

•	the size of the study population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to a trial site;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	delays in enrolling patients in our clinical trials related to the COVID-19 pandemic;
•	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete such trials or that we may not be able to collect data from such patients, for any reason.

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials have been, and may continue to be, delayed or limited as certain of our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay or prevent the anticipated readouts from our clinical trials.

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

Our operations and financial results could be adversely impacted by the COVID-19 pandemic in the United States and the rest of the world.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

•	the size and nature of the patient population;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•

limitations in resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco. As a result of such county and California state orders, the majority of our employees are currently telecommuting, which may materially and negatively impact certain of our operations over the near term and long term. Even if we are able to commence our operations after the applicable “shelter-in-place” orders are lifted, any resurgence of cases of COVID-19 could lead to further disruptions in our business if we or the applicable government authorities implement additional limitations on our operations.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

For example, certain of our clinical trial sites have paused clinical trial visits, and we are aware that some participants in each of our ongoing trials have not received scheduled doses on time. These events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020, and we may be required to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. In addition, notwithstanding any adjustments, some trial participants may decline to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. We may not be successful in adding clinical trial sites, may experience delays in patient enrollment or in the progression of our clinical trials and collection and analysis of patient data, may need to suspend or abandon our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to rapidly evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. To the extent the COVID-19 pandemic adversely affects our operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biologic products and we intend to seek approval for these product candidates pursuant to the Biologics License Application (BLA) pathway. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

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
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (NDA), BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

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

We have received Fast Track designation from the FDA for AL001 and AL101 for the treatment of patients with frontotemporal dementia carrying specific genetic mutation in the granulin gene, but we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

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

In December 2019, the FDA granted Fast Track designation for AL001 and in January 2020, the FDA granted Fast Track designation for AL101 for the treatment of patients with FTD carrying specific genetic mutations in the granulin gene. If our clinical development program does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended, or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. The U.S. administration could repeal or change some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and businesses affected by COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that may impact our operations include the following:

•

The federal Anti-Kickback Statute, prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to eliminate the need to prove specific intent and actual knowledge to establish an AKS violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

•

Federal civil and criminal false claims laws, including the False Claims Act, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease, or conceal an obligation to pay money to the federal government, which can result in criminal and civil penalties. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.

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

•

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, as defined by law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Additionally, President Trump signed into law in 2018 the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which, under the provision entitled “Fighting the Opioid Epidemic with Sunshine,” in part, extends the reporting and transparency requirements for physicians under the Physician

Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021.
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

Our business is subject to complex and evolving U.S. and foreign laws and regulations relating to security, privacy, and data protection. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are working to comply with these laws, and we anticipate needing to devote significant additional resources to our compliance efforts. It is possible that the new legislation may impose new obligations and requirements on similarly situated companies, and these laws may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy, and data protection, or to protect our systems, personal data, and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations, and prospects.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission (SEC) and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks Related to Our Reliance on Third Parties

We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our previously disclosed arrangements with AbbVie and Adimab.  More recently we entered into a licensing agreement with Innovent Biologics to develop and commercialize our AL008 product, an anti-SIRP-alpha antibody for the treatment of oncology indications in China. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. Such arrangements with any third parties, generally provide us with shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our collaborators may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (USPTO) or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our or our collaborators’ patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our collaborators, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our collaborators’ priority of invention or other features of patentability with respect to our or our collaborators’ patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we or our collaborators are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.

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

We are heavily reliant upon option rights to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement with Adimab. Under the Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our AL001 and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 and AL003 product candidates. Additionally, in October 2017, we entered into the AbbVie Agreement to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In August 2019, we entered into a new Adimab collaboration agreement for development of antibodies for use in future programs. For additional information on the Adimab Collaboration Agreement and the AbbVie Agreement, see the sections titled “Business—Adimab Collaboration Agreements” and “Business—Strategic Alliance with AbbVie” in our Annual Report on Form 10-K, which was filed with the SEC on March 24, 2020.

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

Furthermore, our or our collaborators’ patents may be subject to a reservation of rights by one or more third parties. For example, we received an award from the National Institute of Health in support of our research into the production and characterization of novel therapeutic antibodies against the neurotrophic factor PGRN degrading receptor Sortilin (SORT1). As a result, the U.S. government may have certain rights to resulting intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of the government funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in facilities in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

As of March 31, 2020, we had 126 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption.

The majority of our operations including our corporate headquarters are located in a facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development, or research facilities due to fire, natural disaster, global pandemics, power loss, communications failure, unauthorized entry, or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

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

As of December 31, 2019, we had federal and state net operating loss (NOL) carryforwards of approximately $10.4 million and $0.7 million, respectively, some of which have an indefinite life. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering in February 2019 and follow-on public offering in January 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own a significant number of shares of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

We filed the Registration Statement on Form S-1 (File No. 333-236094) for issuing additional shares as part of a secondary public offering. The Registration Statement was declared effective by the SEC on January 29, 2020. We sold an aggregate of 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The underwriters for our secondary public offering were Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, BofA Securities, Inc., and Cowen and Company, LLC. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $224.5 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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

ALECTOR, INC.

Date: May 13, 2020	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Calvin Yu
Calvin Yu
Vice President, Finance (Principal Financial and Accounting Officer)