Form 10-Q
period 2020-06-30
Alector, Inc.
filed 2020-08-11
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, the registrant had 79,262,166 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALECTOR, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,501	$89,641
Marketable securities	411,139	263,432
Prepaid expenses and other current assets	6,448	4,364
Total current assets	510,088	357,437
Property and equipment, net	31,516	33,852
Operating lease right-of-use assets	27,868	28,476
Restricted cash	1,472	1,472
Other assets	1,086	676
Total Assets	$572,030	$421,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,760	$278
Accrued clinical supply costs	6,102	6,706
Accrued liabilities	15,576	18,256
Deferred revenue, current portion	32,739	30,165
Operating lease liabilities, current portion	6,679	6,565
Total current liabilities	65,856	61,970
Deferred revenue, long-term portion	110,321	123,236
Operating lease liabilities, long-term portion	40,029	41,471
Other long-term liabilities	493	493
Total liabilities	216,699	227,170
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 79,252,395 and 69,052,873 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	8	7
Additional paid-in capital	658,642	414,414
Accumulated other comprehensive income	1,846	142
Accumulated deficit	(305,165)	(219,820)
Total stockholders' equity	355,331	194,743
Total liabilities and stockholders’ equity	$572,030	$421,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$3,170	$6,917	$10,341	$12,522
Operating expenses:
Research and development	34,062	25,640	68,667	46,247
General and administrative	15,697	8,429	30,341	14,188
Total operating expenses	49,759	34,069	99,008	60,435
Loss from operations	(46,589)	(27,152)	(88,667)	(47,913)
Other income, net	1,263	2,592	3,322	4,793
Net loss	(45,326)	(24,560)	(85,345)	(43,120)
Unrealized gain (loss) on marketable securities	(936)	333	1,704	483
Comprehensive loss	$(46,262)	$(24,227)	$(83,641)	$(42,637)
Net loss per share, basic and diluted	$(0.58)	$(0.36)	$(1.11)	$(0.77)
Shares used in computing net loss per share, basic and diluted	78,415,195	67,327,975	76,617,938	55,643,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2019	69,052,873	$7	$414,414	$142	$(219,820)	$194,743
Issuance of common stock upon follow-on public offering, net of issuance costs of $1,148	9,602,500	1	224,510	—	—	224,511
Exercise of stock options	361,096	—	3,217	—	—	3,217
Stock-based compensation	—	—	6,642	—	—	6,642
Unrealized gain on marketable securities	—	—	—	2,640	—	2,640
Net loss	—	—	—	—	(40,019)	(40,019)
Balance — March 31, 2020	79,016,469	8	648,783	2,782	(259,839)	391,734
Exercise of stock options	190,709	—	2,196	—	—	2,196
Purchase of common stock under employee stock purchase plan	45,217	—	715	—	—	715
Stock-based compensation	—	—	6,948	—	—	6,948
Unrealized loss on marketable securities	—	—	—	(936)	—	(936)
Net loss	—	—	—	—	(45,326)	(45,326)
Balance — June 30, 2020	79,252,395	$8	$658,642	$1,846	$(305,165)	$355,331

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

ALECTOR, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(85,345)	$(43,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,903	1,119
Stock-based compensation	13,590	6,939
Accretion of discount on marketable securities	(250)	(2,857)
Amortization of right-of-use assets	608	1,217
Impairment loss on right-of-use asset	—	1,158
Loss from disposal of property and equipment, net	9	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,084)	(896)
Other assets	(967)	17
Accounts payable	4,431	414
Accrued liabilities and accrued clinical supply costs	519	5,843
Deferred revenue	(10,341)	(12,522)
Deferred rent	—	(44)
Lease liabilities	(1,328)	762
Other long-term liabilities	—	313
Net cash used in operating activities	(78,255)	(41,618)
Cash flows from investing activities:
Purchase of property and equipment	(3,863)	(11,393)
Purchase of marketable securities	(307,388)	(339,447)
Maturities of marketable securities	161,635	226,000
Net cash used in investing activities	(149,616)	(124,840)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	170,128
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	224,603	—
Proceeds from the exercise of options to purchase common stock	5,413	68
Purchase of common stock under employee stock purchase plan	715	—
Net cash provided by financing activities	230,731	170,196
Net increase in cash, cash equivalents, and restricted cash	2,860	3,738
Cash, cash equivalents, and restricted cash at beginning of period	91,113	66,942
Cash, cash equivalents, and restricted cash at end of period	$93,973	$70,680
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$184	$2,849
Tenant improvements paid by landlord	$—	$8,286

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

Restricted cash as of June 30, 2020 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$92,501	$69,208
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$93,973	$70,680

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

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in the Company’s forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended June 30, 2020, the Company had a 3% increase in the forecast of the total expected costs. For the three months ended June 30, 2020, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $1.7 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three and six months ended June 30, 2020 was $3.2 million and $10.3 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The Company recorded deferred revenue of $143.1 million as of June 30, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties for any sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of June 30, 2020. As of June 30, 2020, no revenue has been recognized or payments received under the Innovent Agreement.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized gain (loss) on marketable securities.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any changes in estimated credit losses immediately in earnings. The Company has an accrued interest receivable for available-for-sale investments of $1.4 million as of June 30, 2020, that is classified in prepaid expenses and other current assets on the balance sheet. There was no material impact to the Company’s consolidated financial statements.

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

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2020
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$81,770	$—	$—	$81,770
U.S. government treasury securities	Level 1	367,316	1,792	—	369,108
Commercial paper	Level 2	31,932	—	—	31,932
Corporate bonds	Level 2	10,045	54	—	10,099
Total cash equivalents and marketable securities		$491,063	$1,846	$—	$492,909

	December 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$61,104	$—	$—	$61,104
U.S. government treasury securities	Level 1	227,446	149	(8)	227,587
Commercial paper	Level 2	43,735	—	—	43,735
Corporate bonds	Level 2	10,103	3	(2)	10,104
Total cash equivalents and marketable securities		$342,388	$152	$(10)	$342,530

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of June 30, 2020, the remaining contractual maturities of $424.7 million of investments were less than one year and $68.2 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of June 30, 2020, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk.

4.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$3,462	$1,876	$6,573	$3,580
General and administrative	3,486	1,818	7,017	3,359
Total stock-based compensation	$6,948	$3,694	$13,590	$6,939

Restricted Common Stock

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2019	994,838	$6.95
Vested	(388,168)	6.95
Unvested restricted common stock as of June 30, 2020	606,670	$6.95

As of June 30, 2020, total unrecognized stock-based compensation related to unvested restricted common stock was $2.9 million, which the Company expects to recognize over a remaining weighted-average period of 1.2 years.

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (2019 Plan) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company initially reserved for issuance 7,688,156 shares of common stock pursuant to the 2019 Plan. The Company’s 2017 Stock Option and Grant Plan (2017 Plan) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. On January 1, 2020, the Company added 3,452,643 shares to the shares reserved for issuance. As of June 30, 2020, the Company had reserved 15,650,430 shares of common stock for issuance under the 2019 Plan, of which 6,209,645 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	8,442,824	$12.79
Granted	1,753,087	23.23
Exercised	(551,805)	9.81
Forfeited	(203,321)	16.18
Outstanding as of June 30, 2020	9,440,785	$14.83	8.8	$95,136
Exercisable as of June 30, 2020	2,248,851	$11.71	8.4	$28,670
Vested and expected to vest as of June 30, 2020	9,440,785	$14.83	8.8	$95,136

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of June 30, 2020, total unrecognized stock-based compensation related to unvested stock options was $73.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

2019 Employee Stock Purchase Plan

On February 6, 2019, the Company adopted the 2019 Employee Stock Option Plan (2019 ESPP). The 2019 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount. As of June 30, 2020, the Company has reserved for issuance 1,974,319 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

5.	Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates (2014 Adimab Agreement). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of Alector. For the three and six months ended June 30, 2020, the Company incurred no expenses under the Adimab Agreements. For the three and six months ended June 30, 2019, the Company incurred expenses of zero and $0.8 million, respectively. The Company had no accrued liabilities due to Adimab as of June 30, 2020 and December 31, 2019. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2020	2019
Restricted stock subject to future vesting	606,670	1,396,441
Options to purchase common stock	9,440,785	5,665,516
Shares committed under ESPP	25,822	53,384
Total	10,073,277	7,115,341

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to simultaneously counteract these pathologies by restoring healthy immune function to the brain. Supporting our scientific approach, our Discovery Platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, in the last six years, we have identified over 120 immune system targets, progressed 14 programs into preclinical development, and advanced four product candidates, AL001, AL002, AL003, and AL101 into clinical development.

At Alector we are committed to developing transformative treatments for neurodegeneration. We believe that our mission could potentially benefit millions of patients and families affected by neurodegenerative diseases worldwide, and even with the current global COVID-19 pandemic, we remain focused on advancing our portfolio of immuno-neurology programs. Our primary responsibility is ensuring the health and safety of our employees, participants in our clinical trials, and our clinical trial site teams, and we are continuing to monitor and comply with current regulatory, institutional, and government guidance for conduct of our business. We are closely monitoring the evolving impact of COVID-19 on our operations and we continue to be committed to our discovery, research, and clinical development plans and timelines.

We are aware that the COVID-19 pandemic has impacted the ability of certain clinical sites to maintain scheduled events for clinical study participants due in part to the site’s temporary suspension of activities or regional shelter-in-place directives. We intend to continue to collect data from all existing clinical trial participants and to make progress in completing the enrollment across these on-going clinical trials taking into account applicable regulatory, institutional, and government guidance compliance regimes. Any unscheduled changes in study conduct due to COVID-19-related events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials.

AL001, our first product candidate in the clinic, modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders, including frontotemporal dementia (FTD), Alzheimer’s disease, and Parkinson’s disease. AL001 is initially designed to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union, with potentially higher prevalence in Asia and Latin America.

Our AL001 product candidate is initially aimed at treating people with FTD who have a known genetic mutation that causes a deficiency in PGRN, which is called FTD-GRN. The U.S. Food and Drug Administration (FDA) has granted orphan drug designation for treatment of FTD to AL001, as well as Fast Track designation for the treatment of people with FTD-GRN. Fast Track designation is designed to facilitate the development and expedite the review of therapies which treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review, and additionally, a rolling submission of the marketing application. In the third quarter of 2019, we advanced AL001 into a Phase 2, open-label study, which also includes an additional genetic subset of FTD participants (FTD-C9orf72). In consultation with the FDA, in July 2020, we advanced AL001 into a pivotal Phase 3 study in both pre-symptomatic and symptomatic participants with FTD-GRN, named INFRONT-3.

Additionally, in July 2020, we reported preliminary data from Phase 1b and Phase 2 studies, focusing on FTD-GRN participants at the virtual 2020 Alzheimer’s Association International Conference (AAIC), which demonstrated that AL001 was generally well-tolerated. Results from our AL001 Phase 1b study demonstrated that eight weeks after the first dose of AL001, a global proteomics profiling assay from the CSF of the eight symptomatic FTD-GRN patients showed a statistically significant normalization in a number of disease-associated proteins, including inflammatory (i.e. SPP1, CHIT1) and lysosomal (i.e. CTSB) biomarkers (n=8; R=-0.36; P<0.0005). At the end of the study, 12 weeks after the first dose, blood samples from five patients from this symptomatic FTD-GRN cohort were also available for plasma neurofilament light chain

(NfL) testing. In these five patients, no significant increases in plasma NfL levels, an exploratory biomarker of neuronal degeneration, were reported after 12 weeks. Moreover, an initial trend showing a 14% reduction in plasma NfL levels compared to baseline levels (n=5; mean=14%; range=-4% to 41%) was also observed. In the open-label Phase 2 study, treatment with AL001 led to sustained restoration of plasma progranulin (PGRN) levels in all FTD-GRN participants back to the normal range. These preliminary findings also showed that the majority of symptomatic FTD-GRN participants (six out of the eight) experienced a decrease in NfL levels from baseline at the last measured time point. We plan to continue this 96-week open-label Phase 2 study and present additional data from the study participants, at a later date.

We are developing AL101, our second product candidate in our PGRN portfolio, for people suffering from more prevalent neurodegenerative diseases including Alzheimer’s disease and Parkinson’s disease, in addition to FTD. In line with our therapeutic hypothesis for FTD, mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models. The FDA has granted orphan drug designation for the treatment of FTD to AL101, as well as Fast Track designation for the treatment of people with FTD-GRN. We initiated the Phase 1 study of AL101 in the fourth quarter of 2019. We expect Phase 1a data in 2020. We own worldwide rights to both AL001 and AL101.

Our next development programs, AL002 and AL003, are focused on modulating check-point receptors on the brain’s immune cells, with AL002 targeting Triggering Receptor Expressed on Myeloid cells 2 (TREM2) and AL003 targeting sialic acid binding Ig-like lectin 3 (SIGLEC 3), respectively. The AL002 and AL003 programs are aimed at treating people with Alzheimer’s disease.

In the third quarter of 2019, we completed the Phase 1a portion of a clinical trial in healthy volunteers with AL002. AL002 was generally safe and well-tolerated in the single ascending dose part of the Phase 1 study. In addition, a dose dependent and statistically significant change in both soluble TREM2 (sTREM2) and downstream biomarkers for microglia functionality in cerebrospinal fluid were observed upon treatment, indicating both target engagement and proof-of-mechanism in healthy volunteers. We believe that this is the first time that a drug product candidate that targets TREM2 has successfully demonstrated safety, target engagement, and indicated proof-of-mechanism in healthy volunteers. In the second quarter of 2019, based on the safety and tolerability observed in the Phase 1a healthy volunteer study, as well as encouraging biomarker data, we initiated the Phase 1b portion of the trial with AL002 in people with Alzheimer’s disease. Based on the data collected to date in preclinical studies as well as in healthy volunteers, and in alignment with our partner AbbVie, we have decided to close enrollment in the Phase 1b study, which was impacted by the COVID-19 pandemic, and proceed with initiating a Phase 2 study in people with Alzheimer’s disease in 2020.

In the first quarter of 2019, we initiated a Phase 1a study in healthy volunteers with AL003 for the treatment of Alzheimer’s disease. Thirty-eight healthy volunteers were dosed over eight dose cohorts in the AL003 Phase 1a dose escalation trial. A dose dependent, long-lasting downregulation of monocyte Siglec-3, a marker of target engagement, was observed following a single dose administration. At the dose level that is currently evaluated in the Phase 1b study, the maximal mean downregulation was >90% and statistically significant up to 8 weeks after dosing compared with placebo. In addition, we plan to initiate a Phase 1 study with AL014 for the treatment of Alzheimer’s disease in the first half of 2021. AL014 is the latest prioritized product candidate that targets MS4A4A, a major risk gene for Alzheimer’s disease that encodes a transmembrane receptor protein that is expressed selectively in microglia in the brain and is associated with control of microglia functionality and potential viability.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $45.3 million and $85.3 million for the three and six months ended June 30, 2020, respectively. Our net losses were $24.6 million and $43.1 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $305.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. We recorded deferred revenue of $143.1 million as of June 30, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of proof-of-concept for AL002 and AL003.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates, AL001, which commenced dosing of the first patient in a pivotal Phase 3 clinical trial, INFRONT-3, and remains in an ongoing Phase 2 clinical trial, and AL002, AL003, and AL101, which are in Phase 1 clinical trials. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Dollar
	2020	2019	Change
	(In thousands)
Collaboration revenue	$3,170	$6,917	$(3,747)
Operating expenses:
Research and development	34,062	25,640	8,422
General and administrative	15,697	8,429	7,268
Total operating expenses	49,759	34,069	15,690
Loss from operations	(46,589)	(27,152)	(19,437)
Other income, net	1,263	2,592	(1,329)
Net loss	$(45,326)	$(24,560)	$(20,766)

Revenue

Collaboration revenue was $3.2 million for the three months ended June 30, 2020, compared to $6.9 million for the three months ended June 30, 2019. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue decreased by $3.7 million due to a decrease in expenses for the AL002 and AL003 programs compared to the same period last year and an increase in the total expected costs for the programs.

Research and Development Expenses

Research and development expenses were $34.1 million for the three months ended June 30, 2020, compared to $25.6 million for the three months ended June 30, 2019. The increase of $8.4 million was driven by a $4.7 million increase in AL001 related to manufacturing runs and continued progression through clinical trials. We had a $4.0 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, expenses increased by $2.3 million for AL014, our latest program to progress to preclinical trials. This was offset by a decrease in AL002 due to timing of manufacturing and clinical trial expenses.

	Three Months Ended June 30,		Dollar
	2020	2019	Change
	(In thousands)
Direct research and development expenses
AL001	$8,051	$3,364	$4,687
AL101	1,396	2,387	(991)
AL002	2,287	4,506	(2,219)
AL003	2,211	2,012	199
AL014	3,220	874	2,346
Other early stage programs	4,320	4,303	17
Indirect research and development expenses
Personnel related (including stock-based compensation)	9,775	5,769	4,006
Facilities and other unallocated research and development expenses	2,802	2,425	377
Total research and development expenses	$34,062	$25,640	$8,422

General and Administrative Expenses

General and administrative expenses were $15.7 million for the three months ended June 30, 2020, compared to $8.4 million for the three months ended June 30, 2019. The increase of $7.3 million was driven by a $3.8 million increase in legal expense due mainly to our ongoing arbitration proceeding that we commenced in June 2019 and a $3.2 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees.

Other Income, Net

Other income, net was $1.3 million for the three months ended June 30, 2020, compared to $2.6 million for the three months ended June 30, 2019. The decrease of $1.3 million was due to due lower investment yields on our marketable securities.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Dollar
	2020	2019	Change
	(In thousands)
Collaboration revenue	$10,341	$12,522	$(2,181)
Operating expenses:
Research and development	68,667	46,247	22,420
General and administrative	30,341	14,188	16,153
Total operating expenses	99,008	60,435	38,573
Loss from operations	(88,667)	(47,913)	(40,754)
Other income, net	3,322	4,793	(1,471)
Net loss	$(85,345)	$(43,120)	$(42,225)

Revenue

Collaboration revenue was $10.3 million for the six months ended June 30, 2020, compared to $12.5 million for the six months ended June 30, 2019. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue decreased by $2.2 million primarily due to an increase in total expected costs for the AL002 and AL003 programs compared to the same period last year.

Research and Development Expenses

Research and development expenses were $68.7 million for the six months ended June 30, 2020, compared to $46.2 million for the six months ended June 30, 2019. The increase of $22.4 million was driven by a $9.7 million increase in AL001 related to manufacturing runs and continued progression through clinical trials. We had a $7.2 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, expenses increased by $4.0 million for AL014, our latest program to progress to preclinical trials.

	Six Months Ended June 30,		Dollar
	2020	2019	Change
	(In thousands)
Direct research and development expenses
AL001	$16,048	$6,362	$9,686
AL101	2,543	3,863	(1,320)
AL002	7,923	7,742	181
AL003	4,707	4,821	(114)
AL014	5,060	1,012	4,048
Other early stage programs	8,315	6,395	1,920
Indirect research and development expenses
Personnel related (including stock-based compensation)	18,430	11,211	7,219
Facilities and other unallocated research and development expenses	5,641	4,841	800
Total research and development expenses	$68,667	$46,247	$22,420

General and Administrative Expenses

General and administrative expenses were $30.3 million for the six months ended June 30, 2020, compared to $14.2 million for the six months ended June 30, 2019. The increase of $16.2 million was driven by a $8.1 million increase in legal expense due mainly to our ongoing arbitration proceeding that we commenced in June 2019 and a $6.3 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, the increase is due to a $1.9 million increase in consulting expense to support the growth of the business related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $3.3 million for the six months ended June 30, 2020, compared to $4.8 million for the six months ended June 30, 2019. The decrease of $1.5 million was due lower investment yields on our marketable securities.

Liquidity and Capital Resources

Since our inception through June 30, 2020, our operations have been financed primarily by net proceeds of $210.5 million from sales of our convertible preferred stock and through the $205.0 million in upfront payments from the AbbVie Agreement. In addition, on February 7, 2019, we completed our IPO through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in aggregate net proceeds from the offering of $168.2 million, after deducting underwriting discounts and commissions and offering costs. On January 30, 2020, we completed a follow-on offering through issuing and selling 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $224.5 million, after deducting underwriting discounts and commissions and offering costs.

On May 13, 2020, we established an “at-the-market” facility for the sale of up to $150.0 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. Sales, if any, of the shares of common stock under the facility may be made in negotiated transactions or transactions that are deemed to be at-the-market offerings, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange. Under the equity distribution agreement, we would set the parameters for the sale of shares, including the number of shares of common stock to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We are not obligated to sell any shares of common stock under the at-the-market facility. Any sales of shares of common stock under the at-the-market facility will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-238230) which was automatically effective upon filing with the Securities and Exchange Commission on May 13, 2020. We filed a prospectus supplement, dated May

13, 2020, with the Securities and Exchange Commission in connection with the at-the-market facility offer and sale of the Shares.

As of June 30, 2020, we had $503.6 million of cash, cash equivalents, and marketable securities. As of June 30, 2020, we had an accumulated deficit of $305.2 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(78,255)	$(41,618)
Cash used in investing activities	(149,616)	(124,840)
Cash provided by financing activities	230,731	170,196

Operating Activities

For the six months ended June 30, 2020, cash used in operating activities was $78.3 million. This was mainly due to the net loss of $85.3 million and the decrease in deferred revenue of $10.3 million as revenue was recognized related to the AbbVie Agreement. This was offset by a non-cash charge of $13.6 million for stock-based compensation and an increase of $4.4 million in accounts payable.

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

Investing Activities

For the six months ended June 30, 2020, cash used in investing activities of $149.6 million was primarily related to the purchase of short-term marketable securities of $307.4 million offset by the proceeds from maturities of marketable securities of $161.6 million. In addition, we used cash for the purchase of $3.9 million of property and equipment.

For the six months ended June 30, 2019, cash used in investing activities of $124.8 million was primarily related to the purchase of short-term marketable securities of $339.4 million offset by the proceeds from maturities of marketable securities of $226.0 million. In addition, we used cash for the purchase of $11.4 million of property and equipment.

Financing Activities

For the six months ended June 30, 2020, cash provided by financing activities of $230.7 million was primarily from $224.6 million net proceeds of the issuance of 9,602,500 shares of our common stock upon the completion of a follow-on public offering. In addition, we received $5.4 million cash from the exercise of options to purchase common stock.

For the six months ended June 30, 2019, cash provided by financing activities of $170.3 million was primarily from net proceeds of the issuance of 9,739,541 shares of our common stock upon the completion of our IPO.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as of June 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 24, 2020.

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

Revenue Recognition

We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended June 30, 2020, we had a 3% increase in the forecast of the total expected costs. For the three months ended June 30, 2020, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $1.7 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under our collaboration agreement with AbbVie during the three and six months ended June 30, 2020 was $3.2 million and $10.3 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. We recorded deferred revenue of $143.1 million as of June 30, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

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

We had cash, cash equivalents, and marketable securities of $503.6 million as of June 30, 2020, which consisted primarily of bank deposits, money market funds, government marketable securities, and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.2 million.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2020, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused initially on developing therapeutics for neurodegenerative diseases, including frontotemporal dementia (FTD), Alzheimer’s disease, and Parkinson’s disease. We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and a government grant. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in a Phase 2 and Phase 3 clinical trials for one product candidate, AL001, and we are currently in Phase 1 clinical trials for three product candidates, AL002, AL003, and AL101. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $45.3 million and $85.3 million for the three and six months ended June 30, 2020, respectively. We have incurred net losses of $24.6 million and $43.1 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $305.2 million.

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

As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $503.6 million. In February 2019, we received $168.2 million of net proceeds from the issuance of common stock upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses. In May 2020, we established an “at-the-market” facility for the sale of up to $150 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan and Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not issued any shares pursuant to any at-the-market offerings but may at a future date.

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

We will require additional capital for the further development and, if approved, commercialization of our product candidates. In recent months, global markets have experienced volatility in connection with continued concerns over the global impact of a novel strain of coronavirus, COVID-19. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to the impact of COVID-19. Additional capital may not be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

To the extent that we raise additional capital through the sale of equity (such as by using our ATM facility) or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us.

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

To date, we have identified over 120 immune system targets. In the last six years, we have progressed 14 programs into preclinical development. We currently have four product candidates in clinical trials. Together, the development of these programs and product candidates require significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to expand to other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

We are at the early stages of development of the product candidates currently in our programs. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs, including conducting preclinical studies and clinical trials in our programs for our product candidates, AL001,

AL002, AL003, AL101, and AL014, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We have never completed a clinical development program. We currently have one product candidate, AL001, in a pivotal Phase 3 clinical trial and three product candidates, AL002, AL003, and AL101, in Phase 1 clinical trials. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

One of our strategies is to identify and pursue clinical development of additional product candidates. Our Discovery Platform has helped us identify over 120 immune system targets. In the last six years, we have progressed 14 programs into preclinical development. We currently have four product candidates in clinical trials. Identifying, developing, obtaining regulatory approval, and commercializing additional product candidates for the treatment of neurodegenerative diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop, or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

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

For example, our product candidate AL001 is initially targeting FTD patients who have a known genetic mutation that causes a deficiency in PGRN (FTD-GRN). In the third quarter of 2019, we advanced AL001 into a Phase 2 study, and in July 2020, we reported preliminary data from Phase 1b and Phase 2 studies, focusing on FTD-GRN participants at the virtual 2020 AAIC, which demonstrated that AL001 was generally well-tolerated. Results from our AL001 Phase 1b study demonstrated that eight weeks after the first dose of AL001, a global proteomics profiling assay from the CSF of the eight symptomatic FTD-GRN patients showed a statistically significant normalization in a number of disease-associated proteins, including inflammatory (i.e. SPP1, CHIT1) and lysosomal (i.e. CTSB) biomarkers (n=8; R=-0.36; P<0.0005). At the end of the study, 12 weeks after the first dose, blood samples from five patients from this symptomatic FTD-GRN cohort were also available for plasma neurofilament light chain (NfL) testing. In these five patients, no significant increases in plasma NfL levels, an exploratory biomarker of neuronal degeneration, were reported after 12 weeks. Moreover, an initial trend showing a 14% reduction in plasma NfL levels compared to baseline levels (n=5; mean=14%; range=-4% to 41%) was also observed. In the open-label Phase 2 study, treatment with AL001 led to sustained restoration of PGRN levels in all FTD-GRN participants back to the normal range. These preliminary findings also showed that the majority of symptomatic FTD-GRN participants (six out of the eight) experienced a decrease in plasma NfL levels from baseline at the last measured time point. The open-label Phase 2 study in ongoing and the Company plans to present additional data at a later date.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

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

We are continuing to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. As a result of recent county and California state guidelines regarding social distancing and “re-opening” of businesses, the majority of our employees are currently telecommuting, which may materially and negatively impact certain of our operations over the near term and long term. As cases of COVID-19 continue to increase in California and across the nation, this could lead to further disruptions in our business if we or the applicable government authorities implement additional limitations on our operations.

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

For example, certain of our clinical trial sites have paused clinical trial visits, and we are aware that some participants in each of our ongoing trials have not received scheduled doses on time. These events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and we may be required to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. In addition, notwithstanding any adjustments, some trial participants may decline to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. We may not be successful in adding clinical trial sites, may experience delays in patient enrollment or in the progression of our clinical trials and collection and analysis of patient data, may need to suspend or abandon our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to rapidly evolve, with particularly significant case increases in the United States. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. To the extent the COVID-19 pandemic adversely affects our operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at containing or lowering the cost of healthcare. On July 24, 2020, the Trump administration announced four executive orders to lower drug prices, including allowing importation of certain drugs, changing how drug rebates are negotiated by middlemen, like pharmacy benefit managers, and directing such rebates to be passed to patients as point-of-sale discounts, and requiring Medicare to pay for certain Part B drugs at the lowest price available in economically comparable countries. President Trump has delayed the effective date of the international drug pricing order, pending discussion with major drug companies. How these executive orders will be implemented and their impact on the industry remain uncertain. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. It is also possible that additional governmental action is taken to address the COVID-19 pandemic. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

As of June 30, 2020, we had 153 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
•

the timing and results of clinical trials for our current product candidates, such as our recent preliminary announced results for our Phase 2 AL001 clinical trial, and any future product candidates that we may develop;

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

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders, such as if we use our at-the-market facility;
•	expiration of market standoff or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry, and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. On May 13, 2020, we filed a shelf registration statement on Form S-3 with the SEC that automatically became effective and permits us to use our at-the-market facility for sales of up to $150 million worth of shares of common stock from time to time. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Equity Distribution Agreement, dated May 13, 2020, by and among Alector, Inc., Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC	8-K	001-38792	1.1	5/13/2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.2	2/11/2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ALECTOR, INC.

Date: August 11, 2020	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Calvin Yu
Calvin Yu
Vice President, Finance (Principal Financial and Accounting Officer)