Form 10-Q
period 2020-09-30
Alector, Inc.
filed 2020-11-10
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020, the registrant had 79,242,709 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALECTOR, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,979	$89,641
Marketable securities	376,735	263,432
Prepaid expenses and other current assets	8,298	4,364
Total current assets	470,012	357,437
Property and equipment, net	30,583	33,852
Operating lease right-of-use assets	27,304	28,476
Restricted cash	1,472	1,472
Other assets	2,217	676
Total Assets	$531,588	$421,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,370	$278
Accrued clinical supply costs	9,320	6,706
Accrued liabilities	27,065	18,256
Deferred revenue, current portion	26,596	30,165
Operating lease liabilities, current portion	6,736	6,565
Total current liabilities	71,087	61,970
Deferred revenue, long-term portion	110,560	123,236
Operating lease liabilities, long-term portion	39,257	41,471
Other long-term liabilities	493	493
Total liabilities	221,397	227,170
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019	8	7
Additional paid-in capital	666,958	414,414
Accumulated other comprehensive income	1,094	142
Accumulated deficit	(357,869)	(219,820)
Total stockholders' equity	310,191	194,743
Total liabilities and stockholders’ equity	$531,588	$421,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$5,904	$2,696	$16,245	$15,218
Operating expenses:
Research and development	43,819	28,519	112,486	74,766
General and administrative	15,834	8,326	46,175	22,514
Total operating expenses	59,653	36,845	158,661	97,280
Loss from operations	(53,749)	(34,149)	(142,416)	(82,062)
Other income, net	1,045	2,411	4,367	7,204
Net loss	(52,704)	(31,738)	(138,049)	(74,858)
Unrealized gain (loss) on marketable securities	(752)	(215)	952	268
Comprehensive loss	$(53,456)	$(31,953)	$(137,097)	$(74,590)
Net loss per share, basic and diluted	$(0.67)	$(0.47)	$(1.78)	$(1.25)
Shares used in computing net loss per share, basic and diluted	78,771,930	67,572,452	77,340,896	59,663,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2019	69,052,873	$7	$414,414	$142	$(219,820)	$194,743
Issuance of common stock upon follow-on public offering, net of issuance costs of $1,148	9,602,500	1	224,510	—	—	224,511
Exercise of stock options	361,096	—	3,217	—	—	3,217
Stock-based compensation	—	—	6,642	—	—	6,642
Unrealized gain on marketable securities	—	—	—	2,640	—	2,640
Net loss	—	—	—	—	(40,019)	(40,019)
Balance — March 31, 2020	79,016,469	8	648,783	2,782	(259,839)	391,734
Exercise of stock options	190,709	—	2,196	—	—	2,196
Purchase of common stock under employee stock purchase plan	45,217	—	715	—	—	715
Stock-based compensation	—	—	6,948	—	—	6,948
Unrealized loss on marketable securities	—	—	—	(936)	—	(936)
Net loss	—	—	—	—	(45,326)	(45,326)
Balance — June 30, 2020	79,252,395	8	658,642	1,846	(305,165)	355,331
Exercise of stock options	31,786	—	286	—	—	286
Stock-based compensation	—	—	8,030	—	—	8,030
Unrealized loss on marketable securities	—	—	—	(752)	—	(752)
Net loss	—	—	—	—	(52,704)	(52,704)
Balance — September 30, 2020	79,284,181	$8	$666,958	$1,094	$(357,869)	$310,191

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

ALECTOR, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(138,049)	$(74,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,367	2,397
Stock-based compensation	21,620	11,043
Amortization of premiums and accretion of discounts on marketable securities	8	(4,027)
Amortization of right-of-use assets	934	1,510
Impairment loss on right-of-use asset	238	1,158
Loss from disposal of property and equipment, net	12	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,934)	(1,269)
Other assets	(2,098)	(72)
Accounts payable	1,087	132
Accrued liabilities and accrued clinical supply costs	15,027	7,467
Deferred revenue	(16,245)	(15,218)
Deferred rent	—	(44)
Lease liabilities	(2,043)	948
Other long-term liabilities	—	313
Net cash used in operating activities	(119,076)	(70,481)
Cash flows from investing activities:
Purchase of property and equipment	(4,244)	(13,692)
Purchase of marketable securities	(414,949)	(411,239)
Maturities of marketable securities	302,590	346,000
Net cash used in investing activities	(116,603)	(78,931)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	170,128
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	224,603	—
Proceeds from the exercise of options to purchase common stock	5,699	788
Purchase of common stock under employee stock purchase plan	715	—
Net cash provided by financing activities	231,017	170,916
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,662)	21,504
Cash, cash equivalents, and restricted cash at beginning of period	91,113	66,942
Cash, cash equivalents, and restricted cash at end of period	$86,451	$88,446
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$337	$3,675
Tenant improvements paid by landlord	$—	$8,286

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

Restricted cash as of September 30, 2020 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$84,979	$86,974
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$86,451	$88,446

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

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in the Company’s forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended September 30, 2020, the Company had a 2.3% increase in the forecast of the total expected costs. For the three months ended September 30, 2020, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $1.7 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three and nine months ended September 30, 2020 was $5.9 million and $16.2 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The Company recorded deferred revenue of $137.2 million as of September 30, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties for any sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of September 30, 2020. As of September 30, 2020, no revenue has been recognized or payments received under the Innovent Agreement.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized gain (loss) on marketable securities.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any changes in estimated credit losses immediately in earnings. The Company has an accrued interest receivable for available-for-sale investments of $1.2 million as of September 30, 2020, that is classified in prepaid expenses and other current assets on the balance sheet. There was no material impact to the Company’s consolidated financial statements.

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

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2020
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$65,472	$—	$—	$65,472
U.S. government treasury securities	Level 1	363,248	1,080	(7)	364,321
Commercial paper	Level 2	4,984	—	—	4,984
Corporate bonds	Level 2	10,010	21	—	10,031
Total cash equivalents and marketable securities		$443,714	$1,101	$(7)	$444,808

	December 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$61,104	$—	$—	$61,104
U.S. government treasury securities	Level 1	227,446	149	(8)	227,587
Commercial paper	Level 2	43,735	—	—	43,735
Corporate bonds	Level 2	10,103	3	(2)	10,104
Total cash equivalents and marketable securities		$342,388	$152	$(10)	$342,530

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of September 30, 2020, the remaining contractual maturities of $359.3 million of investments were less than one year and $85.5 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of September 30, 2020, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk.

4.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$4,058	$1,935	$10,631	$5,515
General and administrative	3,972	2,169	10,989	5,528
Total stock-based compensation	$8,030	$4,104	$21,620	$11,043

Restricted Common Stock

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2019	994,838	$6.95
Vested	(579,317)	6.95
Unvested restricted common stock as of September 30, 2020	415,521	$6.95

As of September 30, 2020, total unrecognized stock-based compensation related to unvested restricted common stock was $2.1 million, which the Company expects to recognize over a remaining weighted-average period of 1.0 years.

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (2019 Plan) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company initially reserved for issuance 7,688,156 shares of common stock pursuant to the 2019 Plan. The Company’s 2017 Stock Option and Grant Plan (2017 Plan) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. On January 1, 2020, the Company added 3,452,643 shares to the shares reserved for issuance. As of September 30, 2020, the Company had reserved 15,618,644 shares of common stock for issuance under the 2019 Plan, of which 5,585,374 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	8,442,824	$12.79
Granted	2,536,087	21.42
Exercised	(583,591)	9.77
Forfeited	(362,050)	16.53
Outstanding as of September 30, 2020	10,033,270	$15.01	8.7	$6,402
Exercisable as of September 30, 2020	2,834,348	$12.22	8.3	$3,017
Vested and expected to vest as of September 30, 2020	10,033,270	$15.01	8.7	$6,402

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of September 30, 2020, total unrecognized stock-based compensation related to unvested stock options was $73.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

2019 Employee Stock Purchase Plan

On February 6, 2019, the Company adopted the 2019 Employee Stock Option Plan (2019 ESPP). The 2019 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount. As of September 30, 2020, the Company has reserved for issuance 1,974,319 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

5.	Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates (2014 Adimab Agreement). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of Alector. For the three and nine months ended September 30, 2020, the Company incurred no expenses under the Adimab Agreements. For the three and nine months ended September 30, 2019, the Company incurred expenses of $2.0 million and $2.8 million, respectively. The Company had no accrued liabilities due to Adimab as of September 30, 2020 and December 31, 2019. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2020	2019
Restricted stock subject to future vesting	415,521	1,191,750
Options to purchase common stock	10,033,270	5,918,124
Shares committed under ESPP	25,822	51,667
Total	10,474,613	7,161,541

7.	Subsequent Events

In October 2020, the Company signed a lease agreement to lease approximately 18,700 square feet in Newark, CA that will be used for laboratory and office space. The lease commences on December 1, 2020 and is over a 7-year 2-month term with an option to extend for an additional five years. Fixed rent payments under the initial term of the lease are approximately $7.7 million. The Company will also pay a proportionate share of the facility’s operating expenses.

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

AL001 is initially aimed at treating people with FTD who have a known genetic mutation that causes a deficiency in PGRN, which is called FTD-GRN. The U.S. Food and Drug Administration (FDA) has granted orphan drug designation for treatment of FTD to AL001, as well as Fast Track designation for the treatment of people with FTD-GRN. Fast Track designation is designed to facilitate the development and expedite the review of therapies which treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review, and additionally, a rolling submission of the marketing application. In the third quarter of 2019, we advanced AL001 into a Phase 2, open-label study, which also includes an additional genetic subset of FTD participants (FTD-C9orf72). In consultation with the FDA, in July 2020, we advanced AL001 into a pivotal Phase 3 study in both pre-symptomatic and symptomatic participants with FTD-GRN, named INFRONT-3.

Additionally, in July 2020, we reported preliminary data from Phase 1b and Phase 2 studies, focusing on FTD-GRN participants at the virtual 2020 Alzheimer’s Association International Conference (AAIC), which demonstrated that AL001 was generally well-tolerated. Results from our AL001 Phase 1b study demonstrated that eight weeks after the first dose of AL001, a global proteomics profiling assay from the CSF of the eight symptomatic FTD-GRN patients showed a statistically significant normalization in a number of disease-associated proteins, including inflammatory (i.e. SPP1, CHIT1) and lysosomal (i.e. CTSB) biomarkers (n=8; R=-0.36; P<0.0005). At the end of the study, 12 weeks after the first dose, blood samples from five patients from this symptomatic FTD-GRN cohort were also available for plasma neurofilament light chain

(NfL) testing. In these five patients, no significant increases in plasma NfL levels, an exploratory biomarker of neuronal degeneration, were reported after 12 weeks. Moreover, an initial trend showing a 14% reduction in plasma NfL levels compared to baseline levels (n=5; mean=14%; range=-4% to 41%) was also observed. In the open-label Phase 2 study, treatment with AL001 led to sustained restoration of plasma progranulin (PGRN) levels in all FTD-GRN participants back to the normal range. These preliminary findings also showed that the majority of symptomatic FTD-GRN participants (six out of the eight) experienced a decrease in NfL levels from baseline at the last measured time point. We plan to continue this 96-week open-label Phase 2 study and present additional data from the study participants in 2021.

We are developing AL101, our second product candidate in our PGRN portfolio, for people suffering from more prevalent neurodegenerative diseases including Alzheimer’s disease and Parkinson’s disease, in addition to FTD. In line with our therapeutic hypothesis for FTD, mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models. The FDA has granted orphan drug designation for the treatment of FTD to AL101, as well as Fast Track designation for the treatment of people with FTD-GRN. We initiated the Phase 1 study of AL101 in the fourth quarter of 2019. We expect Phase 1a data in 2021. We own worldwide rights to both AL001 and AL101.

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

In the first quarter of 2019, we initiated a Phase 1a study in healthy volunteers with AL003 for the treatment of Alzheimer’s disease. Thirty-eight healthy volunteers were dosed over eight dose cohorts in the AL003 Phase 1a dose escalation trial. A dose dependent, long-lasting downregulation of monocyte Siglec-3, a marker of target engagement, was observed following a single dose administration. At the dose level that is currently evaluated in the Phase 1b study, the maximal mean downregulation was >90% and statistically significant up to eight weeks after dosing compared with placebo.

In addition, we plan to initiate a Phase 1 study with AL014 for the treatment of Alzheimer’s disease in 2021. AL014 is our latest prioritized product candidate that targets MS4A4A, a major risk gene for Alzheimer’s disease that encodes a transmembrane receptor protein that is expressed selectively in microglia in the brain and is associated with control of microglia functionality and potential viability.

We are also expanding our discovery platform to other indications, such as the field of immuno-oncology. We believe that products focused on innate immune biology will complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system. Microglia display similar gene expression signature and function to the innate cells of the peripheral immune system. These peripheral innate cells such as macrophages, NK cells, and others, likely play a significant role in multiple chronic diseases including cancer, inflammation, and autoimmune disorders. We are leveraging our expertise in the innate immune system to develop additional innate immune check-point focused programs, including programs targeting the Siglec protein family and the SIRP protein family, for peripheral disorders, particularly cancer. For example, we recently entered into a licensing agreement with Innovent to develop and commercialize AL008, our novel antibody that combines inhibition of the CD47-SIRP-alpha (SIRPα) pathway, a potent immune checkpoint pathway co-opted by tumors to evade the immune system. AL008 is a potential best-in-class SIRP-alpha inhibitor with a unique dual mechanism of action that non-competitively antagonizes the CD47-SIRP-alpha pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (a "don't eat me signal") while also engaging Fc gamma receptors to promote immuno-stimulatory pathways that drive anti-tumor immunity. Our latest prioritized investigational product candidate within the ADP009 development program, is a first-in-class multi Siglec inhibitor that works to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune inhibition. This product candidate is being developed in oncology and we believe it could also have potential therapeutic application to neurodegenerative disorders.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $52.7 million and $138.0 million for the three and nine months ended September 30, 2020, respectively. Our net losses were $31.7 million and $74.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $ 357.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance product candidates through preclinical studies and clinical trials;
•	pursue regulatory approval of product candidates;
•	hire additional personnel;
•	continue to operate as a public company;
•	acquire, discover, validate, and develop additional product candidates;
•	require the manufacture of supplies for our preclinical studies and clinical trials; and
•	obtain, maintain, expand, and protect our intellectual property portfolio.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. We recorded deferred revenue of $137.2 million as of September 30, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of proof-of-concept for AL002 and AL003.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NASDAQ Stock Market on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We also commenced confidential arbitration in June 2019 with respect to certain intellectual property matters related to a former consulting co-

founder and following receipt of the arbitrator’s interim decision in October 2020, we expect these arbitration related expenses to decrease.

Other Income, Net

Other income, net consists of interest earned on our cash equivalents and marketable securities and foreign currency transaction gains and losses incurred during the period.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Dollar
	2020	2019	Change
	(In thousands)
Collaboration revenue	$5,904	$2,696	$3,208
Operating expenses:
Research and development	43,819	28,519	15,300
General and administrative	15,834	8,326	7,508
Total operating expenses	59,653	36,845	22,808
Loss from operations	(53,749)	(34,149)	(19,600)
Other income, net	1,045	2,411	(1,366)
Net loss	$(52,704)	$(31,738)	$(20,966)

Revenue

Collaboration revenue was $5.9 million for the three months ended September 30, 2020, compared to $2.7 million for the three months ended September 30, 2019. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue increased by $3.2 million, reflecting the level of our cumulative research activities on the AL002 and AL003 programs under the AbbVie Agreement.

Research and Development Expenses

Research and development expenses were $43.8 million for the three months ended September 30, 2020, compared to $28.5 million for the three months ended September 30, 2019. The increase of $15.3 million was driven by a $4.8 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. We had a $4.5 million increase in AL001 related to continued progression through clinical trials. In addition, expenses increased by $3.8 million for AL014, our latest program to progress to preclinical trials, and increased by $2.5 million for other early stage programs as we continue to invest in developing our pipeline.

	Three Months Ended September 30,		Dollar
	2020	2019	Change
	(In thousands)
Direct research and development expenses
AL001	$10,963	$6,437	$4,526
AL101	1,240	3,284	(2,044)
AL002	6,118	4,752	1,366
AL003	2,244	2,117	127
AL014	3,783	—	3,783
Other early stage programs	5,589	3,130	2,459
Indirect research and development expenses
Personnel related (including stock-based compensation)	11,035	6,207	4,828
Facilities and other unallocated research and development expenses	2,847	2,592	255
Total research and development expenses	$43,819	$28,519	$15,300

General and Administrative Expenses

General and administrative expenses were $15.8 million for the three months ended September 30, 2020, compared to $8.3 million for the three months ended September 30, 2019. The increase of $7.5 million was driven by a $3.3 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees and a $2.7 million increase in legal expense due mainly to our arbitration proceeding that we commenced in June 2019.

Other Income, Net

Other income, net was $1.0 million for the three months ended September 30, 2020, compared to $2.4 million for the three months ended September 30, 2019. The decrease of $1.4 million was due to due lower investment yields on our marketable securities.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Dollar
	2020	2019	Change
	(In thousands)
Collaboration revenue	$16,245	$15,218	$1,027
Operating expenses:
Research and development	112,486	74,766	37,720
General and administrative	46,175	22,514	23,661
Total operating expenses	158,661	97,280	61,381
Loss from operations	(142,416)	(82,062)	(60,354)
Other income, net	4,367	7,204	(2,837)
Net loss	$(138,049)	$(74,858)	$(63,191)

Revenue

Collaboration revenue was $16.2 million for the nine months ended September 30, 2020, compared to $15.2 million for the nine months ended September 30, 2019. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue increased by $1.0 million reflecting the level of our cumulative research activities on the AL002 and AL003 programs under the AbbVie Agreement.

Research and Development Expenses

Research and development expenses were $112.5 million for the nine months ended September 30, 2020, compared to $74.8 million for the nine months ended September 30, 2019. The increase of $37.7 million was driven by a $14.2 million increase in AL001 related to manufacturing runs and continued progression through clinical trials. We had a $12.0 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, expenses increased by $7.8 million for AL014, a recent program to progress to preclinical trials, and increased by $4.4 million for other early stage programs as we continue to invest in developing our pipeline.

	Nine Months Ended September 30,		Dollar
	2020	2019	Change
	(In thousands)
Direct research and development expenses
AL001	$27,011	$12,799	$14,212
AL101	3,783	7,147	(3,364)
AL002	14,041	12,494	1,547
AL003	6,951	6,938	13
AL014	8,843	1,012	7,831
Other early stage programs	13,904	9,525	4,379
Indirect research and development expenses
Personnel related (including stock-based compensation)	29,465	17,418	12,047
Facilities and other unallocated research and development expenses	8,488	7,433	1,055
Total research and development expenses	$112,486	$74,766	$37,720

General and Administrative Expenses

General and administrative expenses were $46.2 million for the nine months ended September 30, 2020, compared to $22.5 million for the nine months ended September 30, 2019. The increase of $23.7 million was driven by a $10.8 million increase in legal expense due mainly to our arbitration proceeding that we commenced in June 2019 and a $9.6 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, the increase is due to a $3.0 million increase in consulting expense to support the growth of the business related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $4.3 million for the nine months ended September 30, 2020, compared to $7.2 million for the nine months ended September 30, 2019. The decrease of $2.8 million was due lower investment yields on our marketable securities.

Liquidity and Capital Resources

Since our inception through September 30, 2020, our operations have been financed primarily by net proceeds of $210.5 million from sales of our convertible preferred stock and through the $205.0 million in upfront payments from the AbbVie Agreement. In addition, on February 7, 2019, we completed our IPO through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in aggregate net proceeds from the offering of $168.2 million, after deducting underwriting discounts and commissions and offering costs. On January 30, 2020, we completed a follow-on offering through issuing and selling 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $224.5 million, after deducting underwriting discounts and commissions and offering costs.

On May 13, 2020, we established a registered “at-the-market” facility for the sale of up to $150.0 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not issued any shares pursuant to any at-the-market offerings but may at a future date.

As of September 30, 2020, we had $461.7 million of cash, cash equivalents, and marketable securities. As of September 30, 2020, we had an accumulated deficit of $357.9 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(119,076)	$(70,481)
Cash used in investing activities	(116,603)	(78,931)
Cash provided by financing activities	231,017	170,916

Operating Activities

For the nine months ended September 30, 2020, cash used in operating activities was $119.1 million. This was mainly due to the net loss of $ 138.0 million and the decrease in deferred revenue of $16.2 million as revenue was recognized related to the AbbVie Agreement. This was offset by a non-cash charge of $21.6 million for stock-based compensation and an increase of $15.0 million in accrued liabilities and accrued clinical supply costs.

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

Investing Activities

For the nine months ended September 30, 2020, cash used in investing activities of $116.6 million was primarily related to the purchase of short-term marketable securities of $414.9 million offset by the proceeds from maturities of marketable securities of $302.6 million. In addition, we used cash for the purchase of $4.2 million of property and equipment.

For the nine months ended September 30, 2019, cash used in investing activities of $78.9 million was primarily related to the purchase of short-term marketable securities of $411.2 million offset by the proceeds from maturities of marketable securities of $346.0 million. In addition, we used cash for the purchase of $13.7 million of property and equipment.

Financing Activities

For the nine months ended September 30, 2020, cash provided by financing activities of $231.0 million was primarily from $224.6 million net proceeds of the issuance of 9,602,500 shares of our common stock upon the completion of a follow-on public offering. In addition, we received $5.7 million cash from the exercise of options to purchase common stock.

For the nine months ended September 30, 2019, cash provided by financing activities of $170.9 million was primarily from net proceeds of the issuance of 9,739,541 shares of our common stock upon the completion of our IPO.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as of September 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 24, 2020.

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

Revenue Recognition

We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended September 30, 2020, we had a 2.3% increase in the forecast of the total expected costs. For the three months ended September 30, 2020, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $1.7 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under our collaboration agreement with AbbVie during the three and nine months ended September 30, 2020 was $5.9 million and $16.2 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. We recorded deferred revenue of $137.2 million as of September 30, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

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

We had cash, cash equivalents, and marketable securities of $461.7 million as of September 30, 2020, which consisted primarily of bank deposits, money market funds, government marketable securities, and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.3 million.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2020, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We have been engaged in an arbitration against a third party as set forth below. Regardless of outcome, litigation, or other legal proceedings can have an adverse impact on us because of legal fees and settlement costs, diversion of management resources, and other factors.

On June 18, 2019, we initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information that he learned during the course of rendering services to us as our consulting Chief Scientific Officer/Chief Innovation Officer.

On November 2, 2020, Alector provided an update on its confidential arbitration proceedings against Dr. Asa Abeliovich, co-founder and CEO of Prevail Therapeutics. An independent arbitrator issued a confidential decision in favor of Alector, finding Dr. Abeliovich liable for breach of his confidentiality agreement and for spoliation based on his destruction of documents relevant to the proceeding. The arbitrator awarded damages for breach of the agreement and sanctions for the spoliation, as well as violation of orders during the proceeding. Monetary damages will be determined in further proceedings.

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

Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more fully in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

•	We are in the early stages of clinical drug development for many of our product candidates and have a limited operating history and no products approved for commercial sale.

•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

•	Our share price has been and may continue to be highly volatile, and you could lose all or part of your investment.

•	Drug development is a highly uncertain undertaking and involves a substantial degree of risk.

•	We will need to obtain substantial additional financing to complete the development and any commercialization of our product candidates.

•	Due to the significant resources required for the development of our products, and depending on our ability to access capital, we must prioritize development of certain product candidates.

•	Research and development of biopharmaceutical products is inherently risky. Our business is heavily dependent on the successful development of our product candidates.

•	We may not be successful in our efforts to continue to create a pipeline of product candidates from our Discovery Platform or to develop commercially successful products.

•	We may not be successful in our efforts to expand indications for approved product candidates.

•	We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development.

•	We may encounter substantial delays in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

•

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and the commercialization of our product candidates.

•	Our operations and financial results could be adversely impacted by the COVID-19 pandemic in the United States and the rest of the world.

Risks Related to Our Business, Financial Condition, and Capital Requirements

We are in the early stages of clinical drug development for many of our product candidates and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

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

We will encounter risks and difficulties frequently experienced by clinical stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $52.7 million and $138.0 million for the three and nine months ended September 30, 2020, respectively. We have incurred net losses of $31.7 million and $74.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $357.9 million.

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

Our operations have required substantial amounts of cash since inception, and we expect our expenses to increase significantly in the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangement with AbbVie. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease, will require substantial amounts of capital. We will also require a significant amount of capital to commercialize any approved products.

As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $461.7 million. In February 2019, we received $168.2 million of net proceeds from the issuance of common stock upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses. In May 2020, we established an “at-the-market” facility for the sale of up to $150 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not issued any shares pursuant to any at-the-market offerings but may at a future date.

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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

Research and development of biopharmaceutical products is inherently risky. Our business is heavily dependent on the successful development of our product candidates, which are in various stages of preclinical and clinical development. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.

We are at the early stages of development of many of the product candidates currently in our programs. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs, including conducting preclinical studies and clinical trials in our programs for our product candidates, AL001, AL002, AL003, AL101, and AL014, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We may not be successful in our efforts to further develop our current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Most of our product candidates are in the early stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

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

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled, or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. For example, for our AL002 and AL003 product candidates, our collaboration arrangement with AbbVie provides that we are responsible for the execution of the Phase 1 and Phase 2 studies. We cannot be sure that our collaborators or partners will conduct these activities or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our business, financial condition, results of operations, and our growth prospects could be negatively affected.

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

For example, our product candidate AL001 is initially targeting FTD patients who have a known genetic mutation that causes a deficiency in PGRN (FTD-GRN). In the third quarter of 2019, we advanced AL001 into a Phase 2 study, and in July 2020, we reported preliminary data from Phase 1b and Phase 2 studies, focusing on FTD-GRN participants at the virtual 2020 AAIC, which demonstrated that AL001 was generally well-tolerated. Results from our AL001 Phase 1b study demonstrated that eight weeks after the first dose of AL001, a global proteomics profiling assay from the CSF of the eight symptomatic FTD-GRN patients showed a statistically significant normalization in a number of disease-associated proteins, including inflammatory (i.e. SPP1, CHIT1) and lysosomal (i.e. CTSB) biomarkers (n=8; R=-0.36; P<0.0005). At the end of the study, 12 weeks after the first dose, blood samples from five patients from this symptomatic FTD-GRN cohort were also available for plasma neurofilament light chain (NfL) testing. In these five patients, no significant increases in plasma NfL levels, an exploratory biomarker of neuronal degeneration, were reported after 12 weeks. Moreover, an initial trend showing a 14% reduction in plasma NfL levels compared to baseline levels (n=5; mean=14%; range=-4% to 41%) was also observed. In the open-label Phase 2 study, treatment with AL001 led to sustained restoration of PGRN levels in all FTD-GRN participants back to the normal range. These preliminary findings also showed that the majority of symptomatic FTD-GRN participants (six out of the eight) experienced a decrease in plasma NfL levels from baseline at the last measured time point. The open-label Phase 2 study in ongoing and the Company plans to present additional data at a later date. We ultimately may not be successful in our efforts to expand indications for AL001 or any of our other product candidates. If we are unable to expand indications for our product candidates, our commercial opportunity may be limited.

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

In January 2020, the World Health Organization declared the outbreak of COVID-19 as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic and government responses are creating disruption in global supply chains and adversely impacting many industries. The pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. We continue to monitor the impact of the COVID-19 pandemic closely. The extent to which the COVID-19 pandemic will impact its operations or financial results is uncertain.

The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19 and in compliance with local shelter-in-place regulations, we reduced the number of employees operating at our headquarters, , which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

•	the size and nature of the patient population;
•	delays or difficulties in recruiting, enrolling, and maintaining patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may delay our anticipated timelines for clinical studies and regulatory approval and increase our costs for clinical studies. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, that describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In this guidance, pharmaceutical companies would be required to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic related study disruption (by unique subject identifier and by investigational site and a description of how the individual’s participation was altered); and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. Recently, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs and a guidance on resuming normal drug and biologics manufacturing operations during the COVID-19 public health emergency. To the extent our clinical studies are delayed or data from our clinical studies become compromised due to COVID-19 related factors, we may be required to expend additional resources to conduct additional studies and/or enroll more participants, which could adversely affect our business operations and delay regulatory approval.

The COVID-19 pandemic continues to revolve rapidly, with the status of operations and government restrictions evolving weekly. The extent to which the outbreak impacts our business, preclinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and foreign regulatory authority requirements, including complying with current good manufacturing practices (cGMPs) on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, including recent FDA guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, as well as any future guidance and regulations, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018, and 2019, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. To the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business.

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

We currently are and may continue in the future to conduct clinical trials for our product candidates outside the United States, and the FDA, EMA, and applicable foreign regulatory authorities may not accept data from such trials.

We currently are and may continue in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe or Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. The U.S. administration could repeal or change some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business. We cannot predict whether current or future efforts to repeal or modify these laws and/or adopt new healthcare legislation will be successful, nor can we predict the impact that such a development would have on its business and operating results. Future legislation, rulemaking, or other regulatory actions or developments under the ACA or otherwise could adversely impact the number of Americans with health insurance and, consequently, prescription drug coverage, which can impact the way we do business. We cannot predict the timing or impact of any future legislative, rulemaking, litigation, or other regulatory actions, but any such action could have a material adverse impact on the results of our operations.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at containing or lowering the cost of healthcare. On July 24, 2020, the Trump administration announced four executive orders to lower drug prices, including allowing importation of certain drugs, changing how drug rebates are negotiated by middlemen, like pharmacy benefit managers, and directing such rebates to be passed to patients as point-of-sale discounts, and requiring Medicare to pay for certain Part B drugs at the lowest price available in economically comparable countries. On September 13, 2020, President Trump revoked and expanded upon the fourth Executive Order on most-favored-nation drug payment models for Medicare Part B and Part D drugs, directing the Secretary of HHS to immediately take appropriate steps to the extent consistent with law. These Executive Orders do not provide the specifics for implementation and raise significant questions as to whether their directives are consistent with existing statutory and regulatory authority. How these executive orders will be implemented and their impact on the healthcare industry, in general, and pharmacy services specifically, remain uncertain. In September 2020, FDA also issued a final guidance on importation of certain FDA-approved human prescription drugs and a final rule that sets forth requirements for an importation program for certain prescription drugs from Canada, allowing States, Indian Tribes, and, in certain circumstances, pharmacists and wholesalers, to submit proposals for importation for the FDA for review and authorization. Depending on the details of further administrative actions, these measures as well as other proposals could have significant impacts for drug manufacturers, pharmacies, and providers, which may significantly and adversely affect the business of our customers as well as our ability to generate revenue and achieve profitability.

There has recently been heightened governmental scrutiny over the manner in which pharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to drug pricing, to reform government program reimbursement methodologies for pharmaceutical products, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. There has also been increased interest by third party payors and governmental authorities in reference to pricing systems and publication of discounts and list prices, which may adversely affect our revenue and financial condition. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our core programs and product candidates, as well as other technologies that are important to our business. Given that the development of many of our product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of many of our product candidates is also at an early stage. For example, we have filed or intend to file patent applications on aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such core programs, product candidates, and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. For example, on June 18, 2019, we initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information learned during the course of rendering services to us as our consulting Chief Scientific Officer/Chief Innovation Officer. Although the resolution of such arbitration was favorable to the Company, asserting and maintaining such proceeding was difficult, expensive, and time-consuming. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide restricted stock, stock option grants, and other equity awards that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2020, we had 162 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders, such as if we use our at-the-market facility;
•	expiration of market standoff or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry, and market conditions;
•	the changing and volatile global economic and political environment; and
•	the other factors described in this “Risk Factors” section.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of fiduciary duty;
•	any action asserting a claim against us arising under the DGCL, our amended- and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ALECTOR, INC.

Date: November 10, 2020	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Calvin Yu
Calvin Yu
Vice President, Finance (Principal Financial and Accounting Officer)