Form 10-K
period 2020-12-31
Alector, Inc.
filed 2021-02-25
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act(15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,375.6 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2020 of $24.44 per share.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2021 was 79,584,442.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2020 fiscal year ended December 31, 2020.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	our plans relating to the development and manufacturing of our product candidates and research programs;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	the impact of the coronavirus (COVID-19) pandemic on our business;
•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the size of the market opportunity for our product candidates in each of the diseases we are targeting;
•	our ability to expand our product candidates into additional indications and patient populations;
•	the success of competing therapies that are or may become available;
•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and the outcome of our ongoing arbitration proceedings;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance; and

•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements.

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

PART I

Item 1. Business.

Overview

Our mission is to develop therapies that empower the immune system to cure neurodegeneration and other diseases.

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to simultaneously counteract these pathologies by restoring healthy immune function to the brain. Supporting our scientific approach, our Discovery Platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 system targets, have advanced four product candidates, AL001, AL002, AL003, and AL101, into clinical development, and continue to develop our research pipeline.

AL001, our first product candidate, modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders, including frontotemporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS). AL001 is initially designed to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union, with potentially higher prevalence in Asia and Latin America.

AL001 is initially aimed at treating people with FTD who have a known genetic mutation that causes a deficiency in PGRN, which is called FTD-GRN. Our AL001 program has successfully demonstrated safety, target engagement, and proof-of-mechanism with a well-tolerated safety profile in the central nervous systems of healthy volunteers and FTD patients in our Phase 1a, Phase 1b, and Phase 2 clinical trials. In July 2020, we advanced AL001 into a global pivotal Phase 3 trial, named INFRONT-3, in both pre-symptomatic and symptomatic participants with FTD-GRN. We own worldwide rights to AL001.

AL101, our second product candidate in our PGRN portfolio, is designed to treat people suffering from more prevalent neurodegenerative diseases including Alzheimer’s disease and Parkinson’s disease, in addition to FTD. In line with our therapeutic hypothesis for FTD, mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models. We initiated our AL101 clinical study in January 2020, and we expect to start receiving Phase 1a data in 2021. We also own worldwide rights for AL101.

Our AL002 product candidate is aimed at treating patients with Alzheimer’s disease and is being developed in collaboration with AbbVie. Alzheimer’s disease is a chronic neurodegenerative disease that is the most common cause of dementia, affecting nearly six million people in 2020 and that number is projected to rise to nearly 14 million by 2050. Alzheimer’s disease is the sixth leading cause of death in the United States. AL002 is focused on modulating check-point receptors on the brain’s immune cells, targeting Triggering Receptor Expressed on Myeloid cells 2 (TREM2). AL002 has demonstrated a safety and tolerability profile that supports further development, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers in a Phase 1 trial. We initiated a Phase 2 trial evaluating AL002 in patients with early Alzheimer’s disease in January 2021.

AL003 is another product candidate designed to treat patients with Alzheimer’s disease and is also being developed in collaboration with AbbVie. AL003 focuses on modulating check-point receptors on the brain’s immune cells, targeting sialic acid binding Ig-like lectin 3 (SIGLEC 3). AL003 has demonstrated a safety and tolerability profile that supports further development and peripheral target engagement in healthy volunteers in a Phase 1a study. AL003 has also completed enrollment of Alzheimer’s disease patients in a Phase1b study that continues to progress.

Our newest development program, AL044, is developing our latest prioritized product candidate that targets MS4A4A, a major risk gene for Alzheimer’s disease that encodes a transmembrane receptor protein that is expressed selectively in microglia in the brain and is associated with control of microglia functionality and potential viability. We own worldwide rights for our AL044 development program.

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

Our Strategy

Our goal is to develop therapies that empower the immune system to cure neurodegeneration and other diseases. The key tenets of our business strategy to achieve this goal include:

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

•

Maximizing the therapeutic potential of our existing targets and product candidates. Given the central physiological roles played by the distinct targets of our product candidates, we believe that there is significant potential for us to address multiple indications with single targets. Our goal is to expand the therapeutic and commercial potential of our existing targets and product candidates to additional indications, such as immuno-oncology. However, we will remain disciplined about advancing this strategy, leveraging our Discovery Platform capabilities to inform expansion areas of maximum value and highest probability of success.

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

Our Approach

The Role of the Innate Immune System and Microglia in Neurodegeneration

Significant evidence in the last decade has shown that neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, FTD, and ALS, are linked to a dysfunctional brain immune system. In contrast to the dual adaptive and innate components that characterize the broader human immune system, the brain’s immune system consists primarily of innate immune cells, known as microglia. These brain resident macrophages account for 10% to 15% of all cells found within the brain and are responsible for many aspects of brain health and maintenance. As the key innate immune cells in the brain, microglia respond to infection and damage, clear cell debris and pathological proteins, nurture neurons and the brain support cells, and control the number and functionality of inter-neuronal connections. Microglia have been our initial focus and new scientific advances have made it possible to understand how these key innate immune cells in the brain represent a crucial focal point for intervening, treating, or preventing neurodegenerative diseases (Figure 1).

Antibody
Provide nourishing factors
Microglia
Tau tangles
Neuron
Remove
pathological
proteins
Aβ aggregates
Astrocytes and
Oligodendrocytes
Maintain synapses

Figure 1. Our antibody product candidates target microglia to harness their many potential beneficial roles in treating neurodegenerative diseases.

Significant Scientific Data Support Our Hypothesis

Understanding how the brain’s immune cells affect its structure and function, in both normal and diseased states, is in our view, the key to understanding many neurological diseases. Human genetic evidence has supported the importance of the interactions between the brain and the innate immune system. For example, 22 of the top 29 risk genes for Alzheimer’s disease, identified using genetic linkage studies, candidate gene analysis, genome-wide association (GWAS) studies, and whole-genome or whole-exome sequencing, regulate immune function in the brain. Many of these risk genes have been shown to express predominantly in microglia and to control the function of these cells (Figure 2).

# 22/29

## of AD risk genes are microglia specific (red)

Disease association
50
40
30
20
10
0
BIN1
CR1, CR1L
PPOX,
B4GALT4,
ADAMTS4
INPP5D
HESX1
?
BTNL2,
HLA-DRA
HLA-DRB5,
HLA-DQA1,
HLA-DQB1
TREML1,
TREM2
CD2AP
PILRA
PILRB,
ZCWPW1
EPHA1
CLU
PTK2B
USP6NL,
ECHDC3
MS4A4A,
MS4A6A
PICALM
SORL1
SLC24A4
ADAM10
PRSS36
ZNF232
SCIMP
BZRAP1
ALPK2
ABCA7
APOE
CD33
CSTF1,
CASS4
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21
22
Chromosome

Figure 2. Expression of genes linked to Alzheimer’s disease is highly enriched in microglia.1

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

[1]	Hansen, D., Hanson, J., Sheng, M. “Microglia in Alzheimer’s disease.” Journal of Cell Biology. Volume 217, Number 2, February 2018

The following table outlines the key impact of functional and dysfunctional microglia:

Functional Microglia	Dysfunctional Microglia

•Clear/counteract and form a barrier around pathological proteins such as amyloid-beta	•Reduced ability to remove, or to limit the damage caused by pathological proteins leading to dysfunction of neuronal connections and ultimately leading to neuronal cell death

•Provide metabolic and functional support to nerve cells	•Reduced ability to provide nourishing factors to neurons leading to neuronal cell death

•Regulate healthy synaptic connections	•Indiscriminate destruction of synapses leading to reduced number of synapses and dysfunctional neuronal connections

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

Our Pipeline Programs

Figure 3. The following table highlights our clinical programs.

In addition to our pre-clinical and clinical programs described above, we continue to expand the number of research programs in our pipeline focused on targeting Alzheimer’s disease, Parkinson’s disease, ALS, progressive multiple sclerosis, and oncology.

Our Progranulin Program

Our first development program is focused on modulating levels of PGRN, a key regulator of microglia function in the brain with strong genetic links to FTD and other neurodegenerative disorders. Healthy individuals carry two copies of PGRN that function together to produce healthy levels of PGRN throughout the body. Mutations in both copies of the PGRN gene lead to a neurodegenerative disease called neuronal ceroid lipofuscinosis, which is typified by childhood dementia, vision loss, and epilepsy. Mutations in a single copy of PGRN lead to a drop of between 50% and 70% in the level of PGRN and consequently lead to development of FTD with about 90% penetrance by 75 years of age2 with greater than 90% probability. Moreover, large scale human genetic studies have shown that mutations in the gene for PGRN, which leads to a more modest decrease in the level of PGRN, increases the risk for Alzheimer’s disease and Parkinson’s disease, making PGRN a significant risk gene for these disorders as well.

Healthy levels of PGRN are associated with many cellular processes that include, but are not limited to, normal microglial activities, neuronal survival, and lysosome function. As shown in the figure below (Figure 4), PGRN deficiency disrupts microglia-neuronal homeostasis in the brain and promotes neurodegeneration through the release of cytotoxic cytokines and complement factors by dysfunctional microglia. Moreover, these microglia activate astrocytes, which in turn, damage neurons. Thus, lack of PGRN leads to disrupted health and function of both neurons and microglia and if not corrected, rapid neurodegeneration.

[2]	Cruts et al. Nature. 2006;442:920–4. [PubMed]

Cytotoxicity
Pro-inflammatory cytokines
Complement protein complex
C1qa
iC3b
Grn-/- microglia
Astrocyte activation
Cytokine receptor
Synaptic pruning
• Lysosomal defects
• Cellular stress
• TDP43 proteinopathy
Grn-/- astrocyte
Neuron

Figure 4. PGRN deficiency disrupts homeostasis between microglia and neurons, and promotes neurodegeneration during aging. 3

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

[3]	Kao, A., McKay, A., Singh, P., Brunet, A., Huang, E. “Progranulin, lysosomal regulation and neurodegenerative disease.” Nature Reviews Neuroscience. Volume 18, Number 6, June 2017.

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

Figure 5. MRI of frontal and temporal atrophy in FTD.

Although FTD was poorly understood and thought to be rare, over the past decade the scientific community has gained a knowledge about the biology of FTD as well as an awareness of disease prevalence. FTD affects roughly 50,000 to 60,000 people in the United States and roughly 110,000 in the European Union. There are multiple heritable forms of FTD, and FTD-GRN, and FTD-GRN patients represent 5% to 10% of all people with FTD There are currently no approved treatments options available for FTD. Healthy individuals carry two copies of PGRN that function together to produce sufficient levels of PGRN throughout the body. Mutations in a single copy of PGRN lead to a drop of between 50% and 70% in the level of PGRN and consequently lead to development of FTD with about 90% penetrance by 75 years of age4 with greater than 90% probability. Researchers have identified over 70 inherited loss of function mutations in PGRN that lead to FTD to date.

[4]	Cruts et al. Nature. 2006;442:920–4. [PubMed]

Figure 6. Mutations in a single copy of PGRN lead to a 50% or greater decrease in the level of PGRN and lead to development of FTD with a greater than 90% probability.

The rate of disease progression in FTD is faster than in Alzheimer’s disease, suggesting that clinical trials with disease-modifying agents have the potential to obtain clinical data more quickly and with fewer subjects in FTD than in Alzheimer’s disease. For example, the median survival from symptom onset in FTD is shorter than in Alzheimer’s disease.

We believe that we can establish rapid clinical proof-of-concept in FTD-GRN patients given its genetically-defined patient population, fast rate of disease progression, and our ability to leverage fluid and imaging biomarkers. In FTD-GRN patients, inhibition of SORT1 through AL001 represents a potential mechanism to compensate for the over 50% reduction of PGRN. AL001 is intended to reduce the ability of SORT1 to bind to and degrade PGRN, leading to increases in the levels of PGRN through increasing its circulating half-life (Figure 7). We have tested our PGRN program antibodies in various animal models, healthy volunteers, and FTD-GRN patients and have achieved significantly elevated, long-lasting levels of PGRN in the brain after intravenous administration.

Figure 7. Mechanism of action for our PGRN programs. AL001 binds to SORT1 and prevents degradation of PGRN, increasing its circulating half-life significantly. A similar mechanism of action is also applicable for AL101.

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

While estimates of the prevalence of Alzheimer’s disease vary, the Alzheimer’s Association estimates that in 2020, there were more than five million Americans age 65+ suffering from Alzheimer’s disease and that number is projected to nearly triple by 2050. Alzheimer’s disease is the sixth leading cause of death in the United States and the fifth-leading cause of death for those ages 65 and older.

In addition to its debilitating effect on patients’ cognition and day-to-day functioning, Alzheimer’s disease places a significant burden on the healthcare system. According to the Alzheimer’s Association, the aggregate cost of care in 2020 for patients with Alzheimer’s disease and other types of dementia in the United States was estimated to be $305 billion, with nearly two-thirds over half of which is borne by the Medicare system. Total payments for health care, long-term care and hospice care for people with Alzheimer’s and other dementias are projected to increase to more than $1.1 trillion in 2050.

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

According to the Parkinson’s Foundation, more than 10 million people worldwide are living with Parkinson’s disease. Approximately 60,000 Americans are diagnosed with Parkinson’s disease each year and an estimated one million Americans will be living with Parkinson’s disease by the year 2040. According to the Parkinson’s Foundation, the combined direct and indirect cost of Parkinson’s, including treatment, social security payments and lost income, is estimated to be nearly $52 billion per year in the United States alone. It is estimated that by 2040, over 12 million people globally will have Parkinson’s disease.

Our PGRN Product Candidates Development Plan

We initiated our AL001 Phase 1a clinical study in September 2018. Our AL001 product candidate has demonstrated target engagement and increases in the disease associated pharmacodynamic marker PGRN in the brains of primates, healthy volunteers, and FTD-GRN patients. We initiated our AL101 Phase 1a clinical study in January 2020, and we expect to start receiving Phase 1a data in 2021. AL001 successfully demonstrated proof-of-mechanism in a Phase 1a study (n=50) in healthy volunteers and in the Phase 1b portion of the study (n=14) in FTD-GRN patients by showing a statistically significant increase in PGRN levels relative to baseline when compared to pooled placebo in plasma and in CSF at the pre-specified follow-up time point. The primary endpoints of the study are safety and tolerability. The secondary endpoints include pharmacokinetic and pharmacodynamic measurements, including changes of PGRN in serum and the CSF. Pharmacodynamic characteristics include the biochemical and physiological effects of a product candidate, and pharmacokinetic characteristics describe the time course, for example, product candidate absorption, distribution, metabolism, and excretion.

Figure 8. AL001 restores PGRN levels back to normal range in healthy volunteers and symptomatic and asymptomatic FTD-GRN patients.

Results showed that AL001 was generally safe and well-tolerated, with no drug-related serious adverse events or dose-limiting adverse events reported in the study, achieving the primary objective of the study. There were no drug-related serious adverse events or dose limiting adverse events reported in the study, achieving the primary endpoint. Moreover, in our Phase 1a and 1b studies, statistically significant increases in plasma and CSF PGRN levels relative to baseline were also observed, and the magnitude and duration of the effect in plasma and CSF PGRN levels appeared to be dose dependent.

In the third quarter of 2019, we advanced AL001 into a Phase 2 study. Our preliminary Phase 2 preliminary results similarly showed that there were no drug-related serious adverse events or dose limiting adverse events reported in the study and significant increases in plasma PGRN levels relative to baseline back to the normal range were also observed, and the magnitude and duration of the effect in plasma PGRN levels appeared to be dose dependent. The Phase 2 study also includes an additional genetic subset of FTD patients (FTD-C9orf72). We plan to continue this 96-week open-label Phase 2 study and present additional data from the study participants in 2021.

Figure 9. Phase 2 data shows plasma PGRN restored to normal in FTD-GRN participants.

We review and monitor biomarker data from these studies to confirm target engagement and quantify their therapeutic impact. In addition to reviewing PGRN levels in plasma and CSF, we evaluate disease-associated proteins, including inflammatory (i.e. SPP1, CHIT1) and lysosomal (i.e. CTSB) biomarkers and neurofilament light chain (NfL). NfL has been associated with disease progression in FTD patients and identified as a marker of treatment effect in neurodegenerative diseases such as amyotrophic lateral sclerosis, spinal muscular atrophy, and multiple sclerosis in peer-reviewed journals. We have previously reported results from our AL001 Phase 1b study and preliminary data from our AL002 study which showed normalization in a number of disease-associated proteins, further validating our decision to progress AL001 into a Phase 3 study.

In July 2020, we advanced AL001 into a global pivotal Phase 3 trial in both pre-symptomatic and symptomatic participants with FTD-GRN, named INFRONT-3. The randomized, double-blind, placebo-controlled trial will enroll up to 180 FTD-GRN mutation carriers across approximately 50 sites in the United States, Europe and Australia. Symptomatic and pre-symptomatic participants will be randomized to receive AL001 or placebo intravenously every four weeks. Participants will also be given the option to continue receiving treatment in an open-label extension study. The primary endpoint of the pivotal Phase 3 trial is to measure the effect of AL001 on clinical decline by utilizing the CDR® plus NACC FTLD-SB assessment, which evaluates clinical impairments in behavior, language, memory, judgment, and functional activities in trial participants. In addition, the trial will assess secondary clinical endpoints, multiple biomarkers and safety.

Figure 10. Clinical plan for AL001 in FTD-GRN. (Figure not to scale.)

Potential Additional Applications for Our PGRN Program

Our initial PGRN program is currently targeted only at patients with FTD-GRN, which is a subset of the total FTD patient population. Beyond FTD-GRN, we believe AL001 has the potential to treat other rare diseases that share pathological mechanisms with FTD-GRN. In order to treat any other rare diseases and the broader FTD patient population, we will be required to conduct additional clinical studies in order to obtain the applicable approvals for that specific patient population. We are enrolling an additional genetic subset of FTD patients (FTD-C9orf72) in our Phase 2 clinical trial of AL001 and may expand to additional FTD subpopulations in the future, and we will evaluate AL001 in patients with ALS caused by C9orf72 repeats, which share TDP-43 pathology with FTD-GRN.

In addition, polymorphic mutations that moderately reduce the expression levels of PGRN have also been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models. We are developing AL101 ultimately to target these large chronic neurodegenerative diseases (Figure 11). The study is a randomized, double-blind, placebo-controlled Phase 1 trial expected to enroll up to 42 healthy volunteers at a single clinical study site in the United States. The study is designed to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability profile of intravenously and subcutaneously administered doses of AL101. For our other programs, we anticipate following a similar development approach to expand into additional patient populations as appropriate.

Causal
GENETIC EVIDENCE
Positive Correlation
FTD-*GRN* - *Symptomatic*
~15,000 Patients (U.S. & E.U.)
In Phase 3
AL001
FTD-*C9ORF72*
~24,000 Patients (U.S. & E.U.)
In Phase 2
ALS
~41,000 Patients (U.S. & E.U.)
All FTD
~170,000 Patients (U.S. & E.U.)
AL101
PD
~10M Patients (WW)
AD
>35M Patients (WW)

*Note: Figure not to scale.*

Figure 11 Our PGRN programs have broad therapeutic potential, including FTD and other more prevalent neurodegenerative diseases. (Figure not to scale.)

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

AL002 for the Treatment of Alzheimer’s Disease

Our product candidate, AL002, is a humanized, TREM2 activating, monoclonal antibody that is intended to be delivered by intravenous, peripheral infusion into the blood stream (Figure 12). AL002 is a microglia cell regulator that modulates the TREM2 receptor and is being developed for the treatment of Alzheimer’s disease in collaboration with AbbVie.

AL002
TREM2
P
P
P
P
Syk

**Improve survival, proliferation, function of microglia**

Figure 12. Mechanism of action of our TREM2 activating product candidate AL002.

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

Figure 13. AL002s statistically significantly increases the number of microglia around amyloid-beta plaques (left) and reduces the area occupied by amyloid-beta plaques5 (right) in a mouse model of Alzheimer’s disease (**** indicates p<0.001 by T-test).

Normal Mice
AD Mice
80
60
40
20
0
Discrimination index
****
control IgG
AL002s
control IgG
AL002s

Figure 14. AL002s statistically significantly improves cognitive deficit in a mouse model of Alzheimer’s disease (**** indicates p<0.0001 by T-test).

AL002 Development Plan

In the third quarter of 2019, we completed the Phase 1a portion (n=56) of a clinical trial in healthy volunteers with AL002. AL002 was generally safe and well-tolerated in the single ascending dose part of the Phase 1 study. In addition, a dose dependent and statistically significant change in both soluble TREM2 (sTREM2) and downstream biomarkers for microglia functionality in cerebrospinal fluid were observed upon treatment, indicating both target engagement and proof-of-mechanism in healthy volunteers.

[5]	Data generated by D. Wilcox, University of Kentucky.

Figure 15. In healthy volunteers, a dose dependent decrease in sTREM2 and an increase in an immune activity biomarker was observed in the AL002 Phase 1a clinical study. CSF samples were taken from the five highest dose cohorts. The data shown are derived from analysis of CSF samples from 34 healthy volunteers (* denotes p<0.05 by T-test, *** denotes p<0.001 by T-test).

In the second quarter of 2019, based on the safety and tolerability observed in the Phase 1a healthy volunteer study, as well as encouraging biomarker data, we initiated the Phase 1b portion of the trial with AL002 in people with Alzheimer’s disease. Based on the data collected to date in preclinical studies as well as in healthy volunteers, and in alignment with our partner AbbVie, we have decided to close enrollment in the Phase 1b study, which was impacted by the COVID-19 pandemic.

In January 2021, initiated our Phase 2 trial in Alzheimer’s disease patients in early stages of the disease. The randomized, double-blind, placebo-controlled, dose-ranging, multi-center Phase 2 study will enroll approximately 265 participants with early AD at up to 90 sites globally. The primary endpoint of the Phase 2 study will measure disease progression utilizing the Clinical Dementia Rating Sum of Boxes (CDR-SB). The study will also measure multiple fluid and imaging biomarkers, and assess several secondary clinical, pharmacokinetic and pharmacodynamic endpoints, as well as safety to generate data enabling pivotal Phase 3 studies.

Figure 16. Clinical development plan for AL002 in Alzheimer’s disease. (Figure not to scale.)

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

AL003 for Treatment of Alzheimer’s Disease

Our product candidate, AL003, is a SIGLEC 3 blocking, monoclonal antibody (Figure 17) that is intended to be delivered by intravenous, peripheral infusion into the blood stream. The function of SIGLEC 3 on microglia is similar to the inhibitory function of PD-1 on T-cells. AL003 acts similarly to PD-1 inhibitors that have been employed successfully in immunotherapy of cancer. Both approaches aim to remove the “brakes” on the immune system to allow the system to work at its full capacity.

Sialic acid
SIGLEC 3
Sialic acid
AL003
SIGLEC 3

Inhibition on microglia

Increases function by releasing inhibition on microglia

Figure 17. Mechanism of action of our SIGLEC 3 blocking product candidate AL003.

Our SIGLEC 3 Preclinical Data

The activity of AL003 in mice was assessed in immunodeficient mice containing human immune cells to recapitulate the human immune system as closely as possible. AL003 injected into the bloodstream of these mice blocks SIGLEC 3 on immune cells. In addition, a single intraperitoneal injection of AL003 into mice that express the human SIGLEC 3 in microglia leads to a long-lasting, statistically significant blockade of SIGLEC 3 on the cell surface of microglia in the brain, indicating that AL003 is potentially able to cross the blood brain barrier and exert its desired activity (Figure 18).

Figure 18. AL003 blocks SIGLEC 3 on microglia in mouse brain following injection to the blood stream (**** indicates p<0.0001 by T-test).

AL003 Development Plan

In the fourth quarter of 2019, we completed the Phase 1a portion of our trial (n=38) in healthy volunteers with AL003 for the treatment of Alzheimer’s disease patients, and reported that the primary safety endpoint of the study had been achieved. Additionally, secondary PK and PD endpoints were also met. In the study, 38 healthy volunteers were dosed over eight dose cohorts in the SAD portion of the AL003 Phase 1a study. A dose dependent and long-lasting change in SIGLEC 3 indicating target engagement was observed upon a single dose treatment in these healthy volunteers.

Based on the safety and tolerability observed in the Phase 1a study, we commenced dosing in January 2020 in Alzheimer’s disease patients in a Phase 1b study with AL003. We have completed enrollment of Alzheimer’s disease patients in this study which continues to progress with clinical data expected to be presented in 2021.

Figure 19. Clinical development plan for AL003 in Alzheimer’s disease. (Figure not to scale.)

These clinical trials have been designed in close collaboration with AbbVie. Our desired outcome is to achieve informative endpoints to enable efficient Phase 3 clinical trial design and a rapid advancement towards marketing approval. For more information on our collaboration with AbbVie see the section titled “Business—Strategic Alliance with AbbVie.”

Our MS4A4A Program

MS4A4A is among the most prominent genetic risk clusters for late-onset Alzheimer’s disease. Risk variants of MS4A4A are associated with an increase in the prevalence of Alzheimer’s disease and a decrease in the age of onset. MS4A4A is a transmembrane receptor protein that is expressed in a subset of innate immune cells, and selectively, in microglia in the brain. MS4A4A is thought to control microglia functionality and/or viability. Our AL044 product candidate was designed to counteract the risk variants of MS4A4A and to functionally convert the risk variants of MS4A4A to the protective variant. We expect that AL044 will mimic and exceed the beneficial activity of the protective MS4A4A variant, which we believe may potentially decrease the progression of Alzheimer’s disease.

Figure 20. AL044 is designed to mimic and exceed the beneficial activity of the protective MS4A4A variant, which we believe may stop or slow the progression of Alzheimer’s disease.

AL044 for the Treatment of Alzheimer’s Disease

AL044 is a humanized, MS4A4A function modulating monoclonal antibody that is intended to be delivered by intravenous, peripheral infusion into the bloodstream. AL044 was designed to mimic and exceed the beneficial activities of the protective MS4A4A gene variant in Alzheimer’s disease, as determined by AL044’s ability to partially phenocopy the gene expression signature of the protective MS4A4A gene variant and to increase sTREM2 levels in the CSF of non-human primates in a dose-dependent manner.

Expansion of Our Discovery Platform to Other Indications

Immuno-oncology

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

We have entered into a licensing agreement with Innovent to develop and commercialize AL008, our novel antibody that non-competitively antagonizes combines inhibition of the CD47-SIRP-alpha (SIRPα) pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (a “don’t eat me signal”) while also engaging FcyR2A, an activating IgG Fc receptor to promote immune-stimulatory pathways that drive anti-tumor immunity. We believe that products focused on innate, a potent immune biology will complement and expand the efficacy of current immuno-oncology drugs that target the adaptive checkpoint pathway co-opted by tumors to evade the immune system. AL008 is a potential best-in-class SIRP-alpha inhibitor with a unique dual mechanism of action that non-competitively antagonizes the CD47-SIRP-alpha pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (a "don't eat me signal") while also engaging Fc gamma receptors to promote immuno-stimulatory pathways that drive anti-tumor immunity.

AL009, our latest prioritized investigational product candidate, is a first-in-class multi Siglec inhibitor that works to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune inhibition. This product candidate is being developed in oncology and we believe it could also have potential therapeutic application to neurodegenerative disorders.

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

Governance. Our collaboration with Adimab is governed by a research committee consisting of at least two representatives from each party. The research committee facilitates communication regarding research under the 2019 Adimab Agreement and has the limited authority to amend a research plan in a manner not substantially affecting the resources required from a party. If the research committee is unable to make a decision by consensus, no decision will be taken.

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

Our patent portfolio contains over 40 families, and as of December 31, 2020, our patent portfolio includes 11 issued patents and over 300 pending patent applications, directed to over 20 different targets and/or technologies, that are solely owned or we have rights to exclusive licenses by us. For our product candidates, we generally pursue multilayered patent protection covering the composition of matter based on binding epitopes of the product candidates on the target protein, functional characteristics of the product candidates, degenerative sequence of the product candidates, and/or specific sequence of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, nucleic acids, formulations, and methods of use of the product candidates. The method of use claims further include claims directed to patient selection criteria, biomarkers, disease subgroups, pharmacodynamic and clinical end-points, and dosage regimes. As further described below, we intend to strengthen the patent protection of our product candidates and technologies through additional patent application filings.

PGRN Programs

We own five patent families directed to our PGRN programs, AL001 and AL101, which include three issued U.S. patents, covering the compositions and uses of our PGRN program product candidates. The first two patent families are expected to expire in 2036, the third patent family is expected to expire in 2039, the fourth patent family is expected to expire in 2040, and the fifth patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for the U.S. provisional patent application, is expected to expire in 2041, in all cases excluding any patent term adjustments and any patent term extensions.

TREM2 Program

We own six patent families directed to the TREM2 program covering the compositions and uses of our TREM2 program product candidates. Four patent families are expected to expire in 2035, 2036, 2038, 2040, respectively, and two patent families, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for the U.S. provisional patent application, are expected to expire in 2041, in all cases excluding any patent term adjustments and any patent term extensions.

SIGLEC 3 Program

We own five patent families directed to the SIGLEC 3 program covering the compositions and uses of our SIGLEC 3 program product candidates. Two patent families are expected to expire in 2036, the third patent family in 2038, the fourth patent family in 2039, and the fifth patent family in 2040, in all cases excluding any patent term adjustments and any patent term extensions.

MS4A4A Program

We own two patent families directed to the MS4A4A program covering the compositions and uses of our MS4A4A program product candidates. The first patent family is expected to expire in 2039 and the second patent family in 2040.

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

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Some of the pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including FTD, Alzheimer’s disease, Parkinson’s disease, and ALS, include large companies with significant financial resources, such as Biogen, Eli Lilly, GlaxoSmithKline, Merck and Roche Holding AG. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

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
•

Satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality, and purity;

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

Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check-points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life.

As a result of the consequences of the COVID-19 pandemic, the FDA has issued various COVID-19 related guidance documents applicable to biopharmaceutical manufacturers and clinical trial sponsors. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. The FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs; guidance on recommendations for reducing the risk of human immunodeficiency virus transmission by blood and blood products; a guidance on drug and biologics manufacturing operations during the COVID-19 public health emergency; and a guidance on review timelines for applicant responses to Complete Response Letters when a facility assessment is needed during the COVID-19 public health emergency. These and future guidance documents and regulatory requirements, including future legislation, may require us to develop and implement new policies and procedures, make significant adjustments to our clinical trials, or increase the amount time and resources needed for regulatory compliance, which may impact our clinical development plans and timelines. The extent to which the COVID-19 public health emergency impacts our business, including non-clinical studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s 2021 fee schedule for prescription drug user fees, which became effective on October 1, 2020, and will remain in effect through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $2.9 million. PDUFA also imposes an annual program fee for each marketed human drug or biologic ($336,432 in 2021) and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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
•

a clinical trial or trials (including the assessment of immunogenicity and pharmacokinetic or pharmacodynamic) sufficient to demonstrate safety, purity, and potency in one or more conditions for which the reference product is licensed and intended to be used.

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

The FDA intends to consider the totality of the evidence provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity, or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity, and potency.

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

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

The Trump administration announced several executive orders designed to reduce prescription drug pricing. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. In November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. In December 2020, the CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent the new administration and these new regulations will impact our business.

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

Name	Affiliated Entity
Adam Boxer, M.D., Ph.D.	Director of UCSF Neurosciences Clinical Research Unit
Stephen Hauser, M.D.	Chair of the Department of Neurology at UCSF
Michael Heneka, M.D.	Director of the Department of Neurodegenerative Diseases and Gerontopsychiatry at the University of Bonn
Lewis Lanier, Ph.D.	Chair of the Department of Microbiology and Immunology at UCSF

Name	Affiliated Entity
Liqun Luo, Ph.D.	Member of National Academy of Sciences, Stanford University
Richard Scheller, Ph.D.	Member of National Academy of Sciences
Thomas Christian Südhof, M.D., Ph.D.	Nobel Laureate, Stanford University
Robert Vassar, Ph.D.	Northwestern University Feinberg School of Medicine
Berislav Zlokovic, M.D., Ph.D.	Chair of the Department of Physiology & Neuroscience at USC Keck School of Medicine

Employees and Human Capital

As of December 31, 2020, we had 171 full-time employees, over 75% of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

In response to the COVID-19 pandemic, we focused our health and safety efforts on protecting our employees and their families. We swiftly implemented changes that we determined were in the best interest of our employees and the communities in which we operate, and which are aligned with guidance from the Centers for Disease Control and Prevention and in compliance with state and local regulations. This includes having some of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•

We are in the early stages of clinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

•	The market price of our common stock may continue to be volatile, which could result in substantial losses for investors.

•	Drug development is a highly uncertain undertaking and involves a substantial degree of risk.

•

We will need to obtain substantial additional financing to complete the development and any commercialization of our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our commercialization efforts, product development, or other operations.

•

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

•

Research and development of biopharmaceutical products is inherently risky, and our business is heavily dependent on the successful development of our product candidates, which are in the early stages of preclinical and clinical development, so we cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.

•

We may not be successful in our efforts to continue to create a pipeline of product candidates from our Discovery Platform or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates from our Discovery Platform, our commercial opportunity may be limited.

•	We may not be successful in our efforts to expand indications for approved product candidates.

•

We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, and we must be able to identify and develop new biomarkers that are signs of a disease or condition and that can measure impact on disease progression of our product candidates, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

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

•

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused initially on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson’s disease, and ALS. We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and a government grant. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, AL001, are in Phase 2 clinical trials for one product candidate, AL002, and are in Phase 1 clinical trials for two product candidates, AL003 and AL101. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $190.2 million, $105.4 million, and $52.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $410.0 million.

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

As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $413.3 million. In February 2019, we received $168.2 million of net proceeds from the issuance of common stock upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses. In May 2020, we established an “at-the-market” facility for the sale of up to $150 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not issued any shares pursuant to any at-the-market offerings but may at a future date.

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

As a result, we have identified over 100 immune system targets, have advanced four product candidates, AL001, AL002, AL003, and AL101 into clinical development, and continue to develop our research pipeline. We currently have four product candidates in clinical trials. Together, the development of these programs and product candidates require significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to expand to other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

We are at the early stages of development of many of the product candidates currently in our programs. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs, including conducting preclinical studies and clinical trials in our programs for our product candidates, AL001, AL002, AL003, AL101, and AL044, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We have never completed a clinical development program. We currently have one product candidate, AL001, in a pivotal Phase 3 clinical trial, one product candidate, AL002 in a Phase 2 clinical trial, and two product candidates, AL003 and AL101, in Phase 1 clinical trials. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

We may not be successful in our efforts to continue to create a pipeline of product candidates from our Discovery Platform or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates from our Discovery Platform, our commercial opportunity may be limited.

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

For example, our product candidate AL001 is initially targeting FTD-GRN patients. In the third quarter of 2019, we advanced AL001 into a Phase 2, which also includes an additional genetic subset of FTD patients (FTD-C9orf72) and we will evaluate AL001 in patients with amyotrophic lateral sclerosis (ALS) caused by C9orf72 repeats, which share TDP-43 pathology with FTD-GRN. If we are unable to expand indications for our product candidates, our commercial opportunity may be limited.

We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, and we must be able to identify and develop new biomarkers that are signs of a disease or condition and that can measure impact on disease progression of our product candidates, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

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

Our approach to the treatment of neurodegenerative diseases aims to identify and select targets enriched in microglia and other myeloid immune cells which are genetically associated with neurodegenerative diseases. We identify and develop product candidates that are designed to cross the blood brain barrier in sufficient quantity and potency to enable efficacious dosing in the brain and engage the intended target, and we must be able to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, and demonstrate target engagement, pathway engagement, and measure the impact on disease progression of our product candidates. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

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

The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19 and in compliance with local shelter-in-place regulations, we reduced the number of employees operating at our headquarters, which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may delay our anticipated timelines for clinical studies and regulatory approval and increase our costs for clinical studies. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, that describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In this guidance, pharmaceutical companies would be required to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic related study disruption (by unique subject identifier and by investigational site and a description of how the individual’s participation was altered); and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs and a guidance on resuming normal drug and biologics manufacturing operations during the COVID-19 public health emergency. To the extent our clinical studies are delayed or data from our clinical studies become compromised due to COVID-19 related factors, we may be required to expend additional resources to conduct additional studies and/or enroll more participants, which could adversely affect our business operations and delay regulatory approval.

The COVID-19 pandemic continues to evolve rapidly, with the status of operations and government restrictions evolving weekly. The extent to which the outbreak impacts our business, preclinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

For example, certain of our clinical trial sites have experienced clinical trial visit delays, and we are aware that for a period of time, some participants in each of our ongoing trials did not received scheduled doses on time. These events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and we may be required to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. In addition, notwithstanding any adjustments, some trial participants may decline to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. We may not be successful in adding clinical trial sites, may experience delays in patient enrollment or in the progression of our clinical trials and collection and analysis of patient data, may need to suspend or abandon our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, the U.S. federal government has experienced and may in the future experience shutdown or budget sequestration, which could result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. To the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. The ACA has been subject to litigation and other efforts to repeal and replace the ACA. It is unclear how such efforts, including the Supreme Court’s ruling on the constitutionality of the ACA, and healthcare measures of the new administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the Trump administration could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In 2020, the Trump administration announced several executive orders related to prescription drug pricing. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. It is unclear to what extent these new regulations and those of the new administration will affect these policies and what the effects will be on our business. In December 2020, the CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Further, the governmental may take further action to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. The new administration and the states may pass further legislation and regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

•

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our previously disclosed arrangements with AbbVie and Adimab. We have entered into a licensing agreement with Innovent Biologics to develop and commercialize our AL008 product, an anti-SIRP-alpha antibody for the treatment of oncology indications in China. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. Such arrangements with any third parties, generally provide us with shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. For example, on June 18, 2019, we initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, our former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of our confidential information learned during the course of rendering services to us as our consulting Chief Scientific Officer/Chief Innovation Officer. Although an independent arbitrator issued a confidential decision in favor of the Company and which found Dr. Abeliovich liable for breach of his confidentiality agreement and for spoliation based on his destruction of documents relevant to the proceeding, asserting and maintaining such proceeding was difficult, expensive, and time-consuming. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates and other technologies that we have developed, are developing, or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing product candidates, and other technologies might assert are infringed by our current or future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or other technologies may infringe.

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

As of December 31, 2020, we had 171 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political unrest, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption.

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

As of December 31, 2020, we had federal and state net operating loss (NOL) carryforwards of approximately $195.3 million and $191.4 million, respectively, some of which have an indefinite life. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of our initial public offering in February 2019 and follow-on public offering in January 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. In addition, the enacted legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act) imposes certain limitations on the deduction of NOLs. The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), also provides that NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Our NOLs may also be subject to limitations under state law. For example, California enacted legislation suspending the use of NOLs for taxable years 2020, 2021 and 2022 for many taxpayers.

General Risk Factors

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially owned 42.1% of our outstanding common stock as of February 15, 2021. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We have incurred and will continue to incur significant additional costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and expect that we will need to continue to hire, additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel have devoted and will continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we are unable to maintain effective internal controls, our business, financial position, and results of operations could be adversely affected.

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of Sarbanes-Oxley Act 404(a) of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act also requires our independent auditors to attest to, and report on, this management assessment.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm are unable to attest to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court, or for which such court does not have subject matter jurisdiction).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease approximately 105,000 square feet of office and laboratory space. The term of the lease agreement expires in May 2029, with an option to extend the term of the lease for an additional 10 years. The lease agreement also provides us a right of first offer to expand into available office space in the building. We sublease approximately 23,600 square feet of our corporate headquarters with a lease term that expires in November 2021. We lease approximately 18,700 square feet of additional office and laboratory space in Newark, California. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

On November 2, 2020, we provided an update on our confidential arbitration proceedings against Dr. Asa Abeliovich, co-founder and CEO of Prevail Therapeutics. An independent arbitrator issued a confidential decision in our favor, finding Dr. Abeliovich liable for breach of his confidentiality agreement and for spoliation based on his destruction of documents relevant to the proceeding. The arbitrator awarded damages for breach of the agreement and sanctions for the spoliation, as well as violation of orders during the proceeding, and the amount of such damages will be determined in a pending proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol "ALEC."

Holders of Record

As of February 15, 2021, there were approximately 17 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 7, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2020. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to simultaneously counteract these pathologies by restoring healthy immune function to the brain. Supporting our scientific approach, our Discovery Platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result we have identified over 100 immune system targets, have advanced four product candidates, AL001, AL002, AL003, and AL101 into clinical development, and continue to develop our research pipeline.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $190.2 million, $105.4 million, and $52.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $410.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. The balance of deferred revenue was $132.3 million as of December 31, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of proof-of-concept for AL002 and AL003.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates, AL001 which commenced dosing of the first patient in a pivotal Phase 3 clinical trial, INFRONT-3, and remains in an ongoing Phase 2 clinical trial, AL002, which commenced dosing of the first patient in a Phase 2 clinical trial, and AL003 and AL101, which are in Phase 1 clinical trials. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NASDAQ Stock Market on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. In connection with our arbitration proceeding against Dr. Asa Abeliovich, our former consulting co-founder, an independent arbitrator issued a confidential decision in favor of the Company and the amount of damages will be determined in a pending proceeding. We expect these arbitration related expenses to decrease.

Other Income, Net

Other income, net consists of interest earned on our cash equivalents and marketable securities and foreign currency transaction gains and losses incurred during the period.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Dollar
	2020	2019	Change
	(In thousands)
Collaboration revenue	$21,098	$21,219	$(121)
Operating expenses:
Research and development	156,869	100,528	56,341
General and administrative	59,403	35,095	24,308
Total operating expenses	216,272	135,623	80,649
Loss from operations	(195,174)	(114,404)	(80,770)
Other income, net	4,946	9,019	(4,073)
Net loss	$(190,228)	$(105,385)	$(84,843)

Revenue

Collaboration revenue was $21.1 million for the year ended December 31, 2020, compared to $21.2 million for the year ended December 31, 2019. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue decreased by $0.1 million, reflecting the level of our estimated cumulative research activities on the AL002 and AL003 programs under the AbbVie Agreement.

Research and Development Expenses

Research and development expenses were $156.9 million for the year ended December 31, 2020, compared to $100.5 million for the year ended December 31, 2019. The increase of $56.3 million was driven by a $23.3 million increase in AL001 related to manufacturing runs and continued progression through clinical trials. We had a $15.6 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, expenses increased by $9.9 million for AL044, a recent program to progress to preclinical trials, and increased by $6.6 million for other early stage programs as we continue to invest in developing our pipeline.

	Year Ended December 31,		Dollar
	2020	2019	Change
	(In thousands)
Direct research and development expenses
AL001	$40,398	$17,067	$23,331
AL101	4,911	8,203	(3,292)
AL002	19,219	17,359	1,860
AL003	8,748	8,386	362
AL044	11,148	1,246	9,902
Other early stage programs	19,983	13,423	6,560
Indirect research and development expenses
Personnel related (including stock-based compensation)	40,539	24,902	15,637
Facilities and other unallocated research and development expenses	11,923	9,942	1,981
Total research and development expenses	$156,869	$100,528	$56,341

General and Administrative Expenses

General and administrative expenses were $59.4 million for the year ended December 31, 2020, compared to $35.1 million for the year ended December 31, 2019. The increase of $24.3 million was driven by a $12.2 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, there was an $8.2 million increase in legal expense due mainly to our arbitration proceeding that we commenced in June 2019 with decision issued in November 2020. We also had a $3.4 million increase in consulting expense to support the growth of the business related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $4.9 million for the year ended December 31, 2020, compared to $9.0 million for the year ended December 31, 2019. The decrease of $4.1 million was due to due lower investment yields on our marketable securities.

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

Research and Development Expenses

Research and development expenses were $100.5 million for the year ended December 31, 2019, compared to $73.0 million for the year ended December 31, 2018. The increase of $27.5 million was driven by an $11.8 million increase in personnel related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. There was a $6.3 million increase in facilities and other unallocated research and development related to the lease expense for the new headquarters and higher depreciation expense due to purchase of property and equipment. Expenses for AL101 increased by $5.0 million as we did not incur any expenses for AL101 until the second quarter of 2018 and this year we began clinical trials in the fourth quarter of 2019. In addition, expenses increased by $3.7 million for other early stage programs, including AL044, as we continue to invest in developing our pipeline.

	Year Ended December 31,		Dollar
	2019	2018	Change
	(In thousands)
Direct research and development expenses
AL001	$17,067	$14,531	$2,536
AL101	8,203	3,159	5,044
AL002	17,359	15,500	1,859
AL003	8,386	12,174	(3,788)
AL044	1,246	—	1,246
Other early stage programs	13,423	10,980	2,443
Indirect research and development expenses
Personnel related (including stock-based compensation)	24,902	13,066	11,836
Facilities and other unallocated research and development expenses	9,942	3,621	6,321
Total research and development expenses	$100,528	$73,031	$27,497

General and Administrative Expenses

General and administrative expenses were $35.1 million for the year ended December 31, 2019, compared to $11.9 million for the year ended December 31, 2018. The increase of $23.2 million was primarily due to an $10.1 million increase in personnel-related expenses, including stock-based compensation, as a result of an increase in headcount and issuance of option grants to employees. Facilities and general overhead expenses increased by $6.6 million due to additional lease expense related to the lease for the new headquarters, impairment loss on the right-of-use asset related to the sublease, higher depreciation expense due to purchase of property and equipment, directors and officers insurance necessary to operate a public company, and other allocated costs from the increased headcount. The increase is also due to a $4.5 million increase in legal expense due to increased costs of operating as a public company, increased patent costs, and our arbitration proceeding that we commenced in June 2019.

Other Income, Net

Other income, net was $9.0 million for the year ended December 31, 2019, compared to $5.0 million for the year ended December 31, 2018. The increase of $4.0 million was due to interest income earned after we invested the proceeds from the issuance of common stock upon completion of the IPO into marketable securities.

Liquidity and Capital Resources

Since our inception through December 31, 2020, our operations have been financed primarily by net proceeds of $210.5 million from sales of our convertible preferred stock and through the $205.0 million in upfront payments from the AbbVie Agreement. In addition, on February 7, 2019, we completed our IPO through issuing and selling 9,739,541 shares of common stock at a public offering price of $19.00 per share, including 489,541 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in aggregate net proceeds from the offering of $168.2 million, after deducting underwriting discounts and commissions and offering costs. On January 30, 2020, we completed a follow-on offering through issuing and selling 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $224.5 million, after deducting underwriting discounts and commissions and estimated offering costs. As of December 31, 2020, we had $413.3 million of cash, cash equivalents, and marketable securities. As of December 31, 2020, we had an accumulated deficit of $410.0 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least mid-2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash provided by (used in) operating activities	$(166,734)	$(99,308)	$127,464
Cash used in investing activities	(105,051)	(48,874)	(224,119)
Cash provided by financing activities	232,113	172,353	131,146

Operating Activities

For the year ended December 31, 2020, cash used in operating activities was $166.7 million. This was mainly due to the net loss of $190.2 million and the decrease in deferred revenue of $21.1 million as revenue was recognized related to the AbbVie Agreement. This was partially offset by a non-cash charges of $30.5 million for stock-based compensation and $5.9 million for depreciation and amortization expense. We also had an increase of $12.2 million in accrued liabilities and accrued clinical supply costs, which offset the cash used in operating activities.

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

For the year ended December 31, 2018, cash provided by operating activities was $127.5 million. The net cash inflow from operations primarily resulted from the receipt of $200.0 million upfront payment from AbbVie in January 2018, that was reflected as a net increase in deferred revenue of $172.5 million during the period. This was mainly offset by net loss of $52.2 million. In addition, the company had a non-cash charge of $6.9 million for stock-based compensation.

Investing Activities

For the year ended December 31, 2020, cash used in investing activities of $105.1 million was primarily related to the purchase of marketable securities of $506.8 million offset by the proceeds from maturities of marketable securities of $406.8 million. In addition, we used cash for the purchase of $5.0 million of property and equipment.

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

Financing Activities

For the year ended December 31, 2020, cash provided by financing activities of $232.1 million was primarily from net proceeds of the issuance of 9,602,500 shares of our common stock upon the completion of a follow-on public offering. In addition, we received $6.3 million cash from the exercise of options to purchase common stock.

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

Revenue Recognition

We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2020, we had a 7% increase in the forecast of the total expected costs. For the year ended December 31, 2020, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $6.7 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. The balance of deferred revenue was $132.3 million as of December 31, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

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

Expected Volatility—We have limited information on the volatility of our stock as shares of our common stock were not actively traded on any public markets prior to February 7, 2019. The expected volatility was derived from the historical stock volatilities of comparable peer public companies within our industry. These companies are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards. In 2020, we began giving weight to our own historical volatility in the determination of expected volatility.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.

Expected Dividend—The expected dividend rate is zero because we have not historically paid and do not expect for the foreseeable future to pay a dividend on our common stock.

Recent Accounting Pronouncements

Effective January 1, 2020, we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any changes in estimated credit losses immediately in earnings. There was no material impact to our consolidated financial statements from the adoption of ASU No. 2016-13.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. This ASU modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, and the methodology for calculating income taxes in an interim period. We early adopted this ASU as of January 1, 2020. There was no material impact to our consolidated financial statements from the adoption of ASU No. 2019-12.

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

We had cash, cash equivalents, and marketable securities of $413.3 million as of December 31, 2020, which consisted primarily of bank deposits, money market funds, and short-term government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.3 million.

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

Item 8. Financial Statements and Supplementary Data.

ALECTOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alector, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter

The Company recorded collaboration revenue of $21.1 million for the year ended December 31, 2020. As described in Note 2, collaboration revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. In order to recognize collaboration revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations. Revenues are recognized as the program costs are incurred.

Auditing collaboration revenue was challenging as it involves assessing highly judgmental estimates with respect to the Company’s determination of the total expected costs to satisfy the performance obligations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the identified risks related to the Company's process used to determine total expected costs to satisfy the performance obligations, including management’s controls over updates to the budget for the relevant research and development programs.

To test collaboration revenue, our audit procedures included, among others, obtaining an understanding of the Company’s estimated costs to satisfy the performance obligations, as well as assessing management’s updates to the budget for the relevant research and development programs. We also tested a sample of expenses recorded to the development program, evaluated the historical accuracy of management’s budget estimates for the relevant research and development programs, and inquired of Company personnel directly involved with supervising the development programs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Jose, California

February 25, 2021

ALECTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$49,969	$89,641
Marketable securities	363,339	263,432
Prepaid expenses and other current assets	8,203	4,364
Total current assets	421,511	357,437
Property and equipment, net	30,181	33,852
Operating lease right-of-use assets	32,470	28,476
Restricted cash	1,472	1,472
Other assets	2,617	676
Total assets	$488,251	$421,913
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,004	$278
Accrued clinical supply costs	11,148	6,706
Accrued liabilities	22,538	18,256
Deferred revenue, current portion	23,886	30,165
Operating lease liabilities, current portion	7,512	6,565
Total current liabilities	68,088	61,970
Deferred revenue, long-term portion	108,417	123,236
Operating lease liabilities, long-term portion	43,744	41,471
Other long-term liabilities	472	493
Total liabilities	220,721	227,170
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 79,316,261 and 69,052,873 shares issued and outstanding as of December 31, 2020 and 2019, respectively	8	7
Additional paid-in capital	676,956	414,414
Accumulated other comprehensive income	614	142
Accumulated deficit	(410,048)	(219,820)
Total stockholders' equity	267,530	194,743
Total liabilities and stockholders' equity	$488,251	$421,913

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Collaboration revenue	$21,098	$21,219	$27,508
Grant revenue	—	—	169
Total revenue	21,098	21,219	27,677
Operating expenses:
Research and development	156,869	100,528	73,031
General and administrative	59,403	35,095	11,934
Total operating expenses	216,272	135,623	84,965
Loss from operations	(195,174)	(114,404)	(57,288)
Other income, net	4,946	9,019	5,040
Net loss	(190,228)	(105,385)	(52,248)
Unrealized gain (loss) on marketable securities	472	184	(42)
Comprehensive loss	$(189,756)	$(105,201)	$(52,290)
Net loss per share, basic and diluted	$(2.45)	$(1.71)	$(4.62)
Shares used in computing net loss per share, basic and diluted	77,758,806	61,734,492	11,302,788

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except member unit and share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2017	36,001,203	$77,485	13,776,153	$1	$10,153	$—	$(62,187)	$(52,033)
Issuance of Series E convertible preferred stock, net of issuance costs of $214	9,373,633	133,035	—	—	—	—	—	—
Cancellation of restricted common stock	—	—	(11,324)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,925	—	—	6,925
Unrealized loss on marketable securities	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(52,248)	(52,248)
Balance — December 31, 2018	45,374,836	210,520	13,764,829	1	17,078	(42)	(114,435)	(97,398)
Conversion of convertible preferred stock into common stock	(45,374,836)	(210,520)	45,374,836	5	210,516	—	—	210,521
Issuance of common stock upon initial public offering, net of issuance costs of $3,874	—	—	9,739,541	1	168,222	—	—	168,223
Exercise of stock options	—	—	180,287	—	1,519	—	—	1,519
Purchase of common stock under employee stock purchase plan	—	—	50,353	—	798	—	—	798
Forfeiture of restricted common stock	—	—	(56,973)	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,281	—	—	16,281
Unrealized gain on marketable securities	—	—	—	—	—	184	—	184
Net loss	—	—	—	—	—	—	(105,385)	(105,385)
Balance — December 31, 2019	—	—	69,052,873	7	414,414	142	(219,820)	194,743
Issuance of common stock upon follow-on public offering, net of issuance costs of $1,148	—	—	9,602,500	1	224,510	—	—	224,511
Exercise of stock options	—	—	655,772	—	6,331	—	—	6,331
Purchase of common stock under employee stock purchase plan			86,870		1,179			1,179
Forfeiture of restricted common stock	—	—	(81,754)	—	—	—	—	—
Stock-based compensation	—	—	—	—	30,522	—	—	30,522
Unrealized gain on marketable securities	—	—	—	—	—	472	—	472
Net loss	—	—	—	—	—	—	(190,228)	(190,228)
Balance — December 31, 2020	—	$—	79,316,261	$8	$676,956	$614	$(410,048)	$267,530

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(190,228)	$(105,385)	$(52,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,870	3,775	1,019
Stock-based compensation	30,522	16,281	6,925
Amortization of premiums and accretion of discounts on marketable securities	584	(4,701)	(2,745)
Amortization of right-of-use assets	1,395	1,799	—
Impairment loss on right-of-use assets	238	1,158	—
Loss from disposal of property and equipment, net	107	39	151
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,839)	(1,596)	(2,245)
Other assets	(2,498)	(42)	106
Accounts payable	2,409	152	(809)
Accrued liabilities and accrued clinical supply costs	12,232	9,210	4,743
Deferred revenue	(21,098)	(21,219)	172,492
Lease liabilities	(2,407)	868	—
Other long-term liabilities	(21)	353	75
Net cash provided by (used in) operating activities	(166,734)	(99,308)	127,464
Cash flows from investing activities:
Purchase of property and equipment	(5,032)	(15,265)	(1,884)
Purchase of marketable securities	(506,809)	(529,609)	(472,235)
Maturities of marketable securities	406,790	496,000	250,000
Net cash used in investing activities	(105,051)	(48,874)	(224,119)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	170,128	(1,904)
Proceeds from issuance of common stock upon follow-on public offering, net of issuance cost	224,603	(92)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	133,050
Proceeds from the exercise of options to purchase common stock	6,331	1,519	—
Proceeds from issuance of stock from employee stock purchase plan	1,179	798	—
Net cash provided by financing activities	232,113	172,353	131,146
Net increase (decrease) in cash, cash equivalents, and restricted cash	(39,672)	24,171	34,491
Cash, cash equivalents, and restricted cash at beginning of period	91,113	66,942	32,451
Cash, cash equivalents, and restricted cash at end of period	$51,441	$91,113	$66,942
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$428	$3,471	$293
Deferred offering costs in accrued liabilities	$—	$465	$792
Tenant improvements paid by landlord	$—	$8,286	$7,449

The accompanying notes are an integral part of these consolidated financial statements.

1.	The Company and Liquidity

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

Restricted cash as of December 31, 2020 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash and cash equivalents	$49,969	$89,641	$65,470
Restricted cash	1,472	1,472	1,472
Total cash, cash equivalents, and restricted cash	$51,441	$91,113	$66,942

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. For available-for-sale debt securities, unrealized gains, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity (deficit) until realized. The Company assesses available-for-sale debt securities on a quarterly basis to see if any unrealized loss is due to credit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, changes in interest rates, and any other adverse factors related to the security. If it is determined that a credit-related impairment exists, the Company will measure the credit loss based on a discounted cash flows model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the Company’s consolidated statement of operations. The unrealized loss position that is not credit-related is recorded, net of any related tax effects, in other comprehensive income until realized. There were no credit-related losses recognized for the periods presented.

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

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases on January 1, 2019. There was no material effect on the statement of operations upon adoption.

The Company determines whether an arrangement is or contains a lease at the inception of the lease. Leases are recognized on the balance sheet as right-of-use assets and lease liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and any prepaid or accrued rent. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The Company excludes balance sheet recognition of operating leases having a term of 12 months or less (short-term leases) and does not separate lease components and non-lease components for its long-term leases.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds is fair value. For the year ended December 31, 2020, the Company recognized a $0.2 million impairment loss on its right-of-use asset related to decision to no longer utilize certain property through the end of the lease term. For the year ended December 31, 2019, the Company recognized a $1.2 million impairment loss on its right of use assets related to the portion of its headquarters being subleased.

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

The Company has determined that there are two research and development performance obligations as part of the agreement with AbbVie, one research and development performance obligation for each of the two research and development programs. The non-refundable upfront cash payments of $5.0 million and $200.0 million received in October 2017 and January 2018, respectively, were included in the transaction price. None of the remaining development and regulatory milestone and program opt-in payment amounts have been included in the transaction price, as all these amounts were fully constrained as of December 31, 2020 and 2019. As part of the Company’s evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone amounts is outside the control of the Company and contingent upon success in future clinical trials. Any consideration related to royalties on net product sales will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in the Company’s forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2020, the Company had a 7% increase in the forecast of total expected costs due to changes to the clinical trial plans. For the year ended December 31, 2020, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $6.7 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under the Company’s collaboration agreement with AbbVie during 2020, 2019, and 2018 was $21.1 million, $21.2 million, and $27.5 million, respectively. Collaboration revenue recognized during the year ended December 31, 2020, was included in deferred revenue at the beginning of the period. The balance of deferred revenue was $132.3 million as of December 31, 2020. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties for any sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of December 31, 2020. As of December 31, 2020, no revenue has been recognized or payments received under the Innovent Agreement.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The deferred tax assets are recognized to the extent the Company believes that these assets are more likely than not to be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior periods, the net deferred tax assets have been fully offset by a valuation allowance.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying statements of operations. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) covering substantially all U.S. employees of Alector. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the year ended December 31, 2020, the Company made matching contributions of $0.7 million. The Company did not make any matching contributions for the years ended December 31, 2019 or 2018.

Segments

The Company operates in one segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources.

Recent Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any changes in estimated credit losses immediately in earnings. There was no material impact to the Company’s consolidated financial statements from the adoption of ASU No. 2016-13.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. This ASU modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, and the methodology for calculating income taxes in an interim period. The Company has early adopted this ASU as of January 1, 2020. There was no material impact to the Company’s consolidated financial statements. There was no material impact to the Company’s consolidated financial statements from the adoption of ASU No. 2019-12.

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2020
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$37,951	$—	$—	$37,951
U.S. government treasury securities	Level 1	357,725	620	(6)	358,339
Corporate bonds	Level 2	5,000	—	—	5,000
Total cash equivalents and marketable securities		$400,676	$620	$(6)	$401,290

	December 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$61,104	$—	$—	$61,104
U.S. government treasury securities	Level 1	227,446	149	(8)	227,587
Commercial paper	Level 2	43,735	—	—	43,735
Corporate bonds	Level 2	10,103	3	(2)	10,104
Total cash equivalents and marketable securities		$342,388	$152	$(10)	$342,530

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2020. The Company classifies marketable securities available to fund current operations as current assets. As of December 31, 2020, the remaining contractual maturities of $336.9 million investments were less than one year and $64.4 million investments were after one year through two years. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis, which may be maturity.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2020	2019
	(In thousands)
Leasehold improvements	$25,542	$25,222
Lab equipment	11,610	10,458
Furniture and fixtures	2,222	2,031
Computer equipment	1,764	1,554
Property and equipment, gross	41,138	39,265
Less accumulated depreciation and amortization	(10,957)	(5,413)
Total property and equipment, net	$30,181	$33,852

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2020	2019
	(In thousands)
Accrued research and development costs	$13,375	$6,400
Accrued employee compensation	7,288	5,730
Accrued professional services	1,094	2,040
Accrued property and equipment	428	3,471
Other	353	615
Total accrued liabilities	$22,538	$18,256

5.	Commitments and Contingencies

On June 18, 2019, the Company initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, the Company’s former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of Alector’s confidential information that he learned during the course of rendering services to the Company as consulting Chief Scientific Officer/Chief Innovation Officer. An independent arbitrator issued a confidential decision in favor of Alector, finding Dr. Abeliovich liable for breach of his confidentiality agreement and for spoliation based on his destruction of documents relevant to the proceeding. The arbitrator awarded damages for breach of the agreement and sanctions for the spoliation, as well as violation of orders during the proceeding, and the amount of such monetary damages will be determined in a pending further proceeding.

6.	Leases

In June 2018, the Company signed a lease agreement to lease approximately 105,000 square feet in office and laboratory space in South San Francisco which serves as the Company’s headquarters (the “Headquarters”). The lease expires in 2029 with an option to renew for a period of ten years. The landlord paid for $15.7 million of tenant improvements. In connection with the lease, the Company entered into a letter of credit arrangement in the amount of $1.5 million as collateral for the lease, which is classified as restricted cash on the consolidated balance sheets. In October 2020, the Company signed a lease agreement to lease approximately 18,700 square feet of office and laboratory space in Newark, California. The lease term ends on February 6, 2028 with an option to extend for an additional five years. The landlord is obligated to pay for up to $0.4 million of tenant improvements. The measurement of the lease liabilities for the leases excludes the options to extend the term of the lease as such extensions are not reasonably certain to occur. Variable lease costs for all of the Company’s leases consist of operating expenses for the spaces.

In May 2019, the Company entered into an agreement to sublease approximately 25,000 square feet of the Headquarters (the “Sublease”), which was amended to approximately 23,600 square feet in December 2020. The Sublease expires in November 2021. The sublessor has the option to extend the Sublease for one additional year subject to the consent of the Company. The sublessee is required to pay its proportionate share of operating expenses for the space.

In June 2019, in connection with the Sublease, the Company evaluated the related right-of-use asset for impairment. The lease costs plus amortization expense of the leasehold improvements in the subleased space exceeded the sublease income over the remaining sublease term. As such, the Company recorded an impairment charge of $1.2 million in general and administrative expenses to write-down the right-of-use asset such that no loss is expected to be recognized over the sublease period.

The components of lease expense were as follows:

	December 31,
	2020	2019
	(In thousands)
Operating lease cost	$5,589	$5,875
Variable lease cost	2,255	1,328
Short-term lease cost	—	68
Sublease income and reimbursement of variable lease cost	(2,288)	(1,263)
Total	$5,556	$6,008

Rent expense under legacy guidance for the year ended December 31, 2018 was $1.1 million.

As of December 31, 2020, the weighted-average remaining lease term for operating leases was 8.2 years and the weighted-average discount rate was 8.5%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 and 2019 was $6.9 million and $3.2 million, respectively, was included in net cash used in operating activities in our consolidated statements of cash flows.

The following are the lease payments owed under the Company’s operating leases as of December 31, 2020:

(In thousands)
2021	$7,872
2022	8,171
2023	8,436
2024	8,732
2025	9,037
Thereafter	30,130
Total undiscounted lease payments	$72,378
Less: Present value adjustment	(21,122)
Total lease liability	$51,256

7.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Research and development	$14,980	$8,031	$4,195
General and administrative	15,542	8,250	2,730
Total stock-based compensation	$30,522	$16,281	$6,925

Determination of Fair Value

The estimated grant-date fair value of all the Company’s options to purchase common stock was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.3-6.1	5.3 – 6.1	5.1 – 6.1
Expected volatility	74%-78%	76% – 82%	73% – 81%
Risk-free interest rate	0.3% - 1.8%	1.4% – 2.6%	2.5% – 3.1%
Dividend yield	0%	0%	0%

The fair value of each stock option was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term was derived by using the simplified method which uses the midpoint between the average vesting term and the contractual expiration period of the stock-based award.

Expected Volatility—The Company has limited information on the volatility of stock options as the shares were not actively traded on any public markets prior to February 7, 2019. The expected volatility was derived from the historical stock volatilities of comparable peer public companies within its industry. These companies are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards. In 2020, the Company began giving weight to in its own historical volatility in the determination of expected volatility.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term.

Expected Dividend Rate—The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock underlying its stock options in the foreseeable future.

Restricted Common Stock

The restricted common stock generally vests over a four-year period with straight-line vesting with a 25% one-year cliff.

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	1,917,848	$6.95
Vested	(866,037)	6.95
Forfeited	(56,973)	6.95
Unvested restricted common stock as of December 31, 2019	994,838	6.95
Vested	(726,659)	6.95
Forfeited	(81,754)	6.95
Unvested restricted common stock as of December 31, 2020	186,425	6.95

As of December 31, 2020, total unrecognized stock-based compensation related to unvested restricted common stock issued to employees was $0.9 million, which the Company expects to recognize over a remaining weighted-average period of 0.8 years.

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (2019 Plan) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company’s 2017 Stock Option and Grant Plan (2017 Plan) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors, or a committee appointed by the board of directors, has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the exercise price of each share shall be at least 110% of the fair market value and the term of the award shall not exceed five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The shares generally vest over a four-year period with straight-line vesting with a 25% one-year cliff. As of December 31, 2020, the Company had reserved 15,628,217 shares of common stock for issuance under the 2019 Plan, of which 2,973,219 shares were available for issuance.

Activity for the options to purchase common stock shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2018	5,063,688	$8.94
Granted	3,738,071	17.74
Exercised	(180,287)	8.43
Forfeited	(178,648)	11.52
Outstanding as of December 31, 2019	8,442,824	12.79
Granted	5,597,148	15.35
Exercised	(655,772)	9.65
Forfeited	(729,202)	14.96
Outstanding as of December 31, 2020	12,654,998	$13.96	8.7	$39,633
Exercisable as of December 31, 2020	3,588,568	$12.74	8.1	$13,393
Vested and expected to vest as of December 31, 2020	12,654,998	$13.96	8.7	$39,633

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. The aggregate intrinsic value of options exercised was $11.1 million and $1.8 million for the years ended December 31, 2020 and 2019. There were no options exercised in 2018. The weighted-average grant-date fair value per share of options granted was $10.14, $12.06, and $6.27, for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, total unrecognized stock-based compensation related to unvested stock options was $82.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

2019 Employee Stock Purchase Plan

On February 6, 2019, the Company adopted the 2019 Employee Stock Option Plan (2019 ESPP). The 2019 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount. Each offering period will be approximately six months long beginning on the first trading day on or after December 1 and June 1 each year. ESPP participants purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date. As of December 31, 2020, there was $0.4 million in unrecognized compensation expense related to the 2019 ESPP to be recognized over five months.

8.	Income Taxes

The Company incurred net operating losses for the years ended December 31, 2020, 2019, and 2018. The Company has not reflected a benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax benefit at federal statutory rate	$(39,948)	$(22,081)	$(10,972)
State income taxes	(16,570)	(4,694)	—
Tax credits	(8,010)	(6,530)	(2,387)
Uncertain tax positions	2,003	2,044	708
Stock-based compensation	353	1,493	1,251
Nondeductible expense	51	124	58
Tax benefit recognized on utilization of attributes previous reserved	—	(13,582)	—
Deferred adjustment from amended tax return	—	(1,073)	—
Change in valuation allowance	62,280	44,748	11,346
Others	(159)	(449)	(4)
Income tax provision	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets consist of (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss	$54,382	$2,223
Accrued bonus	1,201	370
Tax credits	13,000	7,319
Stock-based compensation	6,493	2,015
Deferred revenue	32,129	37,621
Lease liability	12,457	11,781
Others	463	209
Gross deferred tax assets	120,125	61,538
Less valuation allowance	(105,226)	(47,053)
Total deferred tax assets	$14,899	$14,485
Deferred tax liabilities:
Depreciation and amortization	$(6,815)	$(7,495)
Right-of-use assets	(7,934)	(6,990)
Others	(150)	—
Gross deferred tax liabilities	(14,899)	(14,485)
Deferred tax assets, net	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2020, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance for deferred tax assets increased by $58.2 million during the year ended December 31, 2020.

As of December 31, 2020, the Company had federal and state net operating loss (NOL) carryforwards of approximately $195.3 million and $191.4 million, respectively. Federal NOL carryforwards have an indefinite life and deductions cannot exceed 80% of taxable income. State NOL carryforwards will begin to expire as early as 2030, if not utilized, or have an indefinite life. As of December 31, 2020, the Company also had federal and California tax credit carryforward of approximately $14.4 million and $3.8 million, respectively. The federal tax credits will begin to expire in 2036 while the California tax credits have no expiration date.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in thousands):

Balance as of December 31, 2018	$1,507
Decreases related to tax positions taken during the prior year	(80)
Increases related to tax positions taken during the current year	1,608
Balance as of December 31, 2019	3,035
Decreases related to tax positions taken during the prior year	(446)
Increases related to tax positions taken during the current year	2,003
Balance as of December 31, 2020	$4,592

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2020, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company did not accrue any interest or penalties and does not have any tax positions for interest or penalties for the year ended December 31, 2020. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2020.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. During the year ended December 31, 2020, the Company recorded a tax reserve of $2.0 million as a reduction of the tax credit carryover. The Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities. The statute of limitations for tax liabilities for all years remains open.

9.	Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates (2014 Adimab Agreement). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of Alector. For the years ended December 31, 2020, 2019, and 2018, Alector incurred expenses of zero, $2.8 million, and $2.3 million for services provided by Adimab, respectively. The Company had no accrued liabilities due to Adimab as of December 31, 2020 and 2019. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the

Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Convertible preferred stock	—	—	45,374,836
Restricted stock subject to future vesting	186,425	994,838	1,917,848
Options to purchase common stock	12,654,998	8,442,824	5,063,688
Shares committed under ESPP	86,677	44,464	—
Total	12,928,100	9,482,126	52,356,372

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alector, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alector, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California

February 25, 2021

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with the Proxy Statement to be filed within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2020, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2020, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
4.1	Amended and Restated Registration Rights Agreement among the Registrant and certain of its stockholders, dated April 26, 2018.	S-1	333-229152	4.1	1/7/2019
4.2	Specimen common stock certificate of the Registrant.	S-1	333-229152	4.2	1/7/2019
4.3	Description of securities of the Registrant.					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-229152	10.1	1/7/2019
10.2+	2017 Stock Option and Grant Plan, as amended, and forms of agreement thereunder.	S-1	333-229152	10.2	1/7/2019
10.3+	2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-229152	10.3	1/7/2019
10.4+	2019 Employee Stock Purchase Plan	S-1	333-229152	10.4	1/7/2019
10.5+	Confirmatory Offer Letter between the Registrant and Arnon Rosenthal, Ph.D.	S-1/A	333-229152	10.5	1/29/2019
10.6+	Confirmatory Offer Letter between the Registrant and Robert Paul, M.D., Ph.D.	S-1/A	333-229152	10.6	1/29/2019
10.7+	Confirmatory Offer Letter between the Registrant and Robert King, Ph.D.	S-1/A	333-229152	10.7	1/29/2019
10.8+	Confirmatory Offer Letter between the Registrant and Sabah Oney, Ph.D.	S-1/A	333-229152	10.8	1/29/2019
10.9+	Confirmatory Offer Letter between the Registrant and Calvin Yu.	S-1/A	333-229152	10.9	1/29/2019
10.10+	Executive Incentive Compensation Plan.	S-1	333-229152	10.10	1/7/2019
10.11+	Outside Director Compensation Policy.	10-K	001-38792	10.11	3/24/2020
10.12+	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-229152	10.12	1/7/2019
10.13	Lease between the Registrant and HCP Oyster Point III, LLC, dated June 27, 2018.	S-1	333-229152	10.14	1/7/2019
10.14#	Third Amended and Restated Collaboration Agreement between the Registrant and Adimab, dated September 19, 2016, as amended.	S-1	333-229152	10.15	1/7/2019
10.15#	Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology, Ltd., dated October 16, 2017.	S-1	333-229152	10.16	1/7/2019
10.16#	2019 Collaboration Agreement between the Registrant and Adimab, LLC, dated August 16, 2019.	10-Q	001-38792	10.17	11/12/2019
10.17+	Offer Letter between the Registrant and Shehnaaz Suliman, M.D.	8-K	001-38792	99.1	12/11/2019
21.1	List of subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+	Indicated management contract or compensatory plan.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

ALECTOR, INC.

Date: February 25, 2021	By:	/s/ Arnon Rosenthal
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

Signature	Title	Date

/s/ Arnon Rosenthal Arnon Rosenthal, Ph.D.	Co-founder, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2021

/s/ Calvin Yu Calvin Yu	Vice President, Finance (Principal Financial and Accounting Officer)	February 25, 2021

/s/ Tillman Gerngross Tillman Gerngross, Ph.D.	Chairperson of the Board	February 25, 2021

/s/ Paula Hammond Paula Hammond, Ph.D.	Director	February 25, 2021

/s/ Louis J. Lavigne, Jr. Louis J. Lavigne, Jr.	Director	February 25, 2021

/s/ Terry McGuire Terry McGuire	Director	February 25, 2021
/s/ Richard Scheller Richard Scheller, Ph.D.	Director	February 25, 2021

/s/ David Wehner David Wehner	Director	February 25, 2021

Signature	Title	Date
/s/ Kristine Yaffe Kristine Yaffe, M.D.	Director	February 25, 2021