Form 10-K/A
period 2020-12-31
Alector, Inc.
filed 2021-03-29
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

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

Alector, Inc.

Annual Report on Form 10-K/A

TABLE OF CONTENTS

		Page

PART IV

Item 15.	Exhibits, Financial Statement Schedules	2
	Signatures	4

i

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the annual report on Form 10-K of Alector, Inc. (the “Company”) for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “Commission”) on February 25, 2021 (the “Form 10-K”).

This Amendment is an exhibit-only filing solely for the purpose of filing revised Exhibits 31.1 and 31.2 to comply with Section 302 of the Sarbanes-Oxley Act of 2002. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
4.1	Amended and Restated Registration Rights Agreement among the Registrant and certain of its stockholders, dated April 26, 2018.	S-1	333-229152	4.1	1/7/2019
4.2	Specimen common stock certificate of the Registrant.	S-1	333-229152	4.2	1/7/2019
4.3	Description of securities of the Registrant.	10-K	001-38792	4.3	2/25/2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-229152	10.1	1/7/2019
10.2+	2017 Stock Option and Grant Plan, as amended, and forms of agreement thereunder.	S-1	333-229152	10.2	1/7/2019
10.3+	2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-229152	10.3	1/7/2019
10.4+	2019 Employee Stock Purchase Plan	S-1	333-229152	10.4	1/7/2019
10.5+	Confirmatory Offer Letter between the Registrant and Arnon Rosenthal, Ph.D.	S-1/A	333-229152	10.5	1/29/2019
10.6+	Confirmatory Offer Letter between the Registrant and Robert Paul, M.D., Ph.D.	S-1/A	333-229152	10.6	1/29/2019
10.7+	Confirmatory Offer Letter between the Registrant and Robert King, Ph.D.	S-1/A	333-229152	10.7	1/29/2019
10.8+	Confirmatory Offer Letter between the Registrant and Sabah Oney, Ph.D.	S-1/A	333-229152	10.8	1/29/2019
10.9+	Confirmatory Offer Letter between the Registrant and Calvin Yu.	S-1/A	333-229152	10.9	1/29/2019
10.10+	Executive Incentive Compensation Plan.	S-1	333-229152	10.10	1/7/2019
10.11+	Outside Director Compensation Policy.	10-K	001-38792	10.11	3/24/2020
10.12+	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-229152	10.12	1/7/2019
10.13	Lease between the Registrant and HCP Oyster Point III, LLC, dated June 27, 2018.	S-1	333-229152	10.14	1/7/2019

10.14#	Third Amended and Restated Collaboration Agreement between the Registrant and Adimab, dated September 19, 2016, as amended.	S-1	333-229152	10.15	1/7/2019
10.15#	Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology, Ltd., dated October 16, 2017.	S-1	333-229152	10.16	1/7/2019
10.16#	2019 Collaboration Agreement between the Registrant and Adimab, LLC, dated August 16, 2019.	10-Q	001-38792	10.17	11/12/2019
10.17+	Offer Letter between the Registrant and Shehnaaz Suliman, M.D.	8-K	001-38792	99.1	12/11/2019
21.1	List of subsidiaries of Registrant.	10-K	001-38792	21.1	2/25/2021
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38792	23.1	2/25/2021
24.1	Power of Attorney (included on the signature page to the Annual Report on Form 10-K).	10-K	001-38792	24.1	2/25/2021
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38792	32.1	2/25/2021
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38792	32.2	2/25/2021
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicated management contract or compensatory plan.

#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALECTOR, INC.

Date: March 29, 2021	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer

4