Form 10-Q
period 2021-03-31
Alector, Inc.
filed 2021-05-05
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 79,767,212 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALECTOR, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,703	$49,969
Marketable securities	252,041	363,339
Prepaid expenses and other current assets	11,993	8,203
Total current assets	374,737	421,511
Property and equipment, net	29,469	30,181
Operating lease right-of-use assets	32,094	32,470
Restricted cash	1,472	1,472
Other assets	2,592	2,617
Total assets	$440,364	$488,251
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,310	$3,004
Accrued clinical supply costs	9,384	11,148
Accrued liabilities	18,970	22,538
Deferred revenue, current portion	22,700	23,886
Operating lease liabilities, current portion	7,698	7,512
Total current liabilities	64,062	68,088
Deferred revenue, long-term portion	105,493	108,417
Operating lease liabilities, long-term portion	42,822	43,744
Other long-term liabilities	158	472
Total liabilities	212,535	220,721
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 79,731,647 and 79,316,261 shares issued and outstanding as of March 31, 2021 and December 31, 2020	8	8
Additional paid-in capital	689,630	676,956
Accumulated other comprehensive income	410	614
Accumulated deficit	(462,219)	(410,048)
Total stockholders' equity	227,829	267,530
Total liabilities and stockholders’ equity	$440,364	$488,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$4,110	$7,171
Operating expenses:
Research and development	45,733	34,605
General and administrative	11,012	14,644
Total operating expenses	56,745	49,249
Loss from operations	(52,635)	(42,078)
Other income, net	464	2,059
Net loss	(52,171)	(40,019)
Unrealized gain (loss) on marketable securities	(204)	2,640
Comprehensive loss	$(52,375)	$(37,379)
Net loss per share, basic and diluted	$(0.66)	$(0.53)
Shares used in computing net loss per share, basic and diluted	79,386,836	74,820,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALECTOR, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	79,316,261	$8	$676,956	$614	$(410,048)	$267,530
Exercise of stock options	415,386	—	3,874	—	—	3,874
Stock-based compensation	—	—	8,800	—	—	8,800
Unrealized loss on marketable securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(52,171)	(52,171)
Balance — March 31, 2021	79,731,647	8	689,630	410	(462,219)	227,829

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

ALECTOR, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(52,171)	$(40,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,541	1,446
Stock-based compensation	8,800	6,642
Amortization of premiums and accretion of discounts on marketable securities	594	(240)
Amortization of right-of-use assets	461	297
Loss from disposal of property and equipment, net	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,790)	(3,305)
Other assets	25	(284)
Accounts payable	2,592	3,135
Accrued liabilities and accrued clinical supply costs	(5,500)	7,805
Deferred revenue	(4,110)	(7,171)
Lease liabilities	(821)	(628)
Other long-term liabilities	(314)	—
Net cash used in operating activities	(52,693)	(32,313)
Cash flows from investing activities:
Purchase of property and equipment	(947)	(3,566)
Purchase of marketable securities	—	(202,906)
Maturities of marketable securities	110,500	81,600
Net cash provided by (used in) investing activities	109,553	(124,872)
Cash flows from financing activities:
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	—	225,244
Proceeds from the exercise of options to purchase common stock	3,874	3,217
Net cash provided by financing activities	3,874	228,461
Net increase in cash, cash equivalents, and restricted cash	60,734	71,276
Cash, cash equivalents, and restricted cash at beginning of period	51,441	91,113
Cash, cash equivalents, and restricted cash at end of period	$112,175	$162,389
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$628	$178
Deferred offering costs in accounts payable and accrued liabilities	$—	$641

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

Follow-on Offering

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2021.

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

Restricted cash as of March 31, 2021 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$110,703	$160,917
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$112,175	$162,389

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

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in the Company’s forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended March 31, 2021, the Company had a 4% increase in the forecast of the total expected costs. For the three months ended March 31, 2021, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $4.6 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three months ended March 31, 2021 was $4.1 million, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue was $128.2 million as of March 31, 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties for any sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of March 31, 2021. As of March 31, 2021, no revenue has been recognized or payments received under the Innovent Agreement.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized gain (loss) on marketable securities.

3.	Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2021
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$80,312	$—	$—	$80,312
U.S. government treasury securities	Level 1	251,632	409	—	252,041
Total cash equivalents and marketable securities		$331,944	$409	$—	$332,353

	December 31, 2020
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$37,951	$—	$—	$37,951
U.S. government treasury securities	Level 1	357,725	620	(6)	358,339
Corporate bonds	Level 2	5,000	$—	$—	5,000
Total cash equivalents and marketable securities		$400,676	$620	$(6)	$401,290

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of March 31, 2021, the remaining contractual maturities of $286.9 million of investments were less than one year and $45.4 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of March 31, 2021, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk.
4.	Commitments and Contingencies

On June 18, 2019, the Company initiated a confidential arbitration proceeding against Dr. Asa Abeliovich, the Company’s former consulting co-founder, related to alleged breaches of his consulting agreement and the improper use of Alector’s confidential information that he learned during the course of rendering services to the Company as consulting Chief Scientific Officer/Chief Innovation Officer. An independent arbitrator issued a confidential decision in favor of Alector, finding Dr. Abeliovich liable for breach of his confidentiality agreement and for spoliation based on his destruction of documents relevant to the proceeding. In March 2021, the arbitrator awarded damages of $1.3 million. As the damages were reimbursement of specific legal expenses during the arbitration proceeding, we recorded the amount as an offset to general and administrative expenses.
5.	Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Research and development	$4,363	$3,111
General and administrative	4,437	3,531
Total stock-based compensation	$8,800	$6,642

Restricted Common Stock

Activity for the restricted common stock is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted common stock as of December 31, 2020	186,425	$6.95
Vested	(85,544)	6.95
Unvested restricted common stock as of March 31, 2021	100,881	$6.95

As of March 31, 2021, total unrecognized stock-based compensation related to unvested restricted common stock was $0.5 million, which the Company expects to recognize over a remaining weighted-average period of 0.6 years.

2019 Equity Incentive Plan

On January 1, 2021, the Company added 3,965,813 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan (2019 Plan). As of March 31, 2021, the Company had reserved 19,178,644 shares of common stock for issuance under the 2019 Plan, of which 6,544,211 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	12,654,998	$13.96
Granted	521,748	16.02
Exercised	(415,386)	9.33
Forfeited	(126,927)	16.03
Outstanding as of March 31, 2021	12,634,433	$14.18	8.6	$84,326
Exercisable as of March 31, 2021	3,893,199	$13.27	8.0	$28,021
Vested and expected to vest as of March 31, 2021	12,634,433	$14.18	8.6	$84,326

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of March 31, 2021, total unrecognized stock-based compensation related to unvested stock options was $79.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. As of March 31, 2021, the Company has reserved for issuance 2,524,063 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. 2019 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

6.	Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates (2014 Adimab Agreement). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of Alector. For the three months ended March 31, 2021, the Company incurred $1.0 million of expenses for a milestone payment for first patient dosed in the AL002 Phase 2 trial. For the three months ended March 31, 2020, the Company incurred no expenses. The Company had no accrued liabilities due to Adimab as of March 31, 2021 and December 31, 2020. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

7.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Restricted stock subject to future vesting	100,881	800,306
Options to purchase common stock	12,634,433	9,053,601
Shares committed under 2019 ESPP	86,677	44,464
Total	12,821,991	9,898,371

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

Our AL002 product candidate is aimed at treating patients with Alzheimer’s disease and is being developed in collaboration with AbbVie. Alzheimer’s disease is a chronic neurodegenerative disease that is the most common cause of dementia, affecting nearly six million Americans in 2020 and that number is projected to rise to nearly 14 million by 2050.

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

AL044 is our latest prioritized product candidate that targets MS4A4A, a major risk gene for Alzheimer’s disease that encodes a transmembrane receptor protein that is expressed selectively in microglia in the brain and is associated with control of microglia functionality and potential viability. We own worldwide rights to AL044.

We are also expanding our discovery platform to other indications, such as the field of immuno-oncology. We believe that products focused on innate immune biology will complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system. For example, we have entered into a licensing agreement with Innovent to develop and commercialize AL008, our novel antibody that combines inhibition of the CD47-SIRP-alpha (SIRPα) pathway, a potent immune checkpoint pathway co-opted by tumors to evade the immune system. AL008 is a potential best-in-class SIRP-alpha inhibitor with a unique dual mechanism of action that non-competitively antagonizes the CD47-SIRP-alpha pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (a "don't eat me signal") while also engaging Fc gamma receptors to promote immuno-stimulatory pathways that drive anti-tumor immunity. Our AL009 product candidate is a first-in-class multi Siglec inhibitor that works to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune inhibition. This product candidate is being developed in oncology and we believe it could also have potential therapeutic application to neurodegenerative disorders.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $52.2 million and $40.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $462.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement. The balance of deferred revenue was $128.2 million as of March 31, 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials for AL002 and AL003.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Dollar
	2021	2020	Change
	(In thousands)
Collaboration revenue	$4,110	$7,171	$(3,061)
Operating expenses:
Research and development	45,733	34,605	11,128
General and administrative	11,012	14,644	(3,632)
Total operating expenses	56,745	49,249	7,496
Loss from operations	(52,635)	(42,078)	(10,557)
Other income, net	464	2,059	(1,595)
Net loss	$(52,171)	$(40,019)	$(12,152)

Revenue

Collaboration revenue was $4.1 million for the three months ended March 31, 2021, compared to $7.2 million for the three months ended March 31, 2020. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue decreased by $3.1 million, reflecting the level of our cumulative research activities on the AL002 and AL003 programs under the AbbVie Agreement, including an increase to the overall budget.

Research and Development Expenses

Research and development expenses were $45.7 million for the three months ended March 31, 2021, compared to $34.6 million for the three months ended March 31, 2020. The increase of $11.1 million was driven by a $4.7 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. We had a $2.6 million increase in AL001 related to continued progression through clinical trials. In addition, expenses increased by $1.9 million for other early stage programs as we continue to invest in developing our pipeline. We also had a $1.4 million increase in facilities and other unallocated research and development expenses related to purchase of new lab equipment, a new lease, and overall growth.

	Three Months Ended March 31,		Dollar
	2021	2020	Change
	(In thousands)
Direct research and development expenses
AL001	$10,567	$7,997	$2,570
AL101	1,032	1,147	(115)
AL002	6,846	5,636	1,210
AL003	1,429	2,496	(1,067)
AL044	2,298	1,840	458
Other early stage programs	5,934	3,995	1,939
Indirect research and development expenses
Personnel related (including stock-based compensation)	13,401	8,655	4,746
Facilities and other unallocated research and development expenses	4,226	2,839	1,387
Total research and development expenses	$45,733	$34,605	$11,128

General and Administrative Expenses

General and administrative expenses were $11.0 million for the three months ended March 31, 2021, compared to $14.6 million for the three months ended March 31, 2020. The decrease of $3.6 million was driven by a decrease in legal expense due to the arbitration costs ending in 2020 and recognizing $1.3 million in arbitration damages as an offset to general and administrative expense.

Other Income, Net

Other income, net was $0.5 million for the three months ended March 31, 2021, compared to $2.1 million for the three months ended March 31, 2020. The decrease of $1.6 million was due to lower investment yields on our marketable securities.

Liquidity and Capital Resources

Since our inception through March 31, 2021, our operations have been financed primarily by sales of our convertible preferred stock, upfront payments from the AbbVie Agreement, and proceeds from our IPO. On January 30, 2020, we completed a follow-on offering through issuing and selling 9,602,500 shares of common stock at a public offering price of $25.00 per share, including 1,252,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $224.5 million, after deducting underwriting discounts and commissions and offering costs.

As of March 31, 2021, we had $362.7 million of cash, cash equivalents, and marketable securities. As of March 31, 2021, we had an accumulated deficit of $462.2 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(52,693)	$(32,313)
Cash provided by (used in) investing activities	109,553	(124,872)
Cash provided by financing activities	3,874	228,461

Operating Activities

For the three months ended March 31, 2021, cash used in operating activities was $52.7 million. This was mainly due to the net loss of $ 52.2 million and the decrease in deferred revenue of $4.1 million as revenue was recognized related to the

AbbVie Agreement. We also had a decrease of $5.5 million in accrued liabilities and accrued clinical supply costs. This was offset by non-cash charges of $10.3 million for stock-based compensation and depreciation and amortization.

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

Investing Activities

For the three months ended March 31, 2021, cash provided in investing activities of $109.5 million was primarily related to the maturities of marketable securities of $110.5 million.

For the three months ended March 31, 2020, cash used in investing activities of $124.9 million was primarily related to the purchase of short-term marketable securities of $202.9 million offset by the proceeds from maturities of marketable securities of $81.6 million. In addition, we used cash for the purchase of $3.6 million of property and equipment.

Financing Activities

For the three months ended March 31, 2021, cash provided by financing activities of $3.9 million was from the exercise of options to purchase common stock.

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

Other than the disclosures below, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on February 25, 2021.

Revenue Recognition

We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended March 31, 2021, we had a 4% increase in the forecast of the total expected costs. For the three months ended March 31, 2021, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $4.6 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under our collaboration agreement with AbbVie during the three months ended March 31, 2021 was $4.1 million, the entire amount of which was included in deferred revenue at the beginning of the period. The balance of deferred revenue was $128.2 million as of March 31, 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

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

We had cash, cash equivalents, and marketable securities of $362.7 million as of March 31, 2021, which consisted primarily of bank deposits, money market funds, government marketable securities, and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $1.5 million.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 2, 2020, we provided an update on our confidential arbitration proceedings against Dr. Asa Abeliovich, co-founder and CEO of Prevail Therapeutics. An independent arbitrator issued a confidential decision in our favor, finding Dr. Abeliovich liable for breach of his confidentiality agreement and for spoliation based on his destruction of documents relevant to the proceeding. The arbitrator awarded damages for breach of the agreement and sanctions for the spoliation, as well as violation of orders during the proceeding. In March 2021, the arbitrator set the amount of such damages at $1.3 million.

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

We have incurred net losses in each reporting period since our inception, including net losses of $52.2 million and $40.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $462.2 million.

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

As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $362.7 million. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses. In May 2020, we established an “at-the-market” facility for the sale of up to $150 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not issued any shares pursuant to any at-the-market offerings but may at a future date.

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

For example, our product candidate AL001 is initially targeting FTD-GRN patients. In the third quarter of 2019, we advanced AL001 into a Phase 2 trial, which also includes an additional genetic subset of FTD patients (FTD-C9orf72) and we will evaluate AL001 in patients with amyotrophic lateral sclerosis (ALS) caused by C9orf72 repeats, which share TDP-43 pathology with FTD-GRN. If we are unable to expand indications for our product candidates, our commercial opportunity may be limited.

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
•

the risk that patients enrolled in clinical trials will not complete such trials or that we may not be able to collect data from such patients or that we may not be able to collect data from such patients, for any reason.

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

For example, certain of our clinical trial sites have experienced clinical trial visit delays, and we are aware that for a period of time, some participants in each of our ongoing trials did not receive scheduled doses on time. These events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and we may be required to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. In addition, notwithstanding any adjustments, some trial participants may decline to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. We may not be successful in adding clinical trial sites, may experience delays in patient enrollment or in the progression of our clinical trials and collection and analysis of patient data, may need to suspend or abandon our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.

We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, data privacy, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. The ACA has been subject to litigation and other efforts to repeal and replace the ACA. It is unclear how such efforts, including the U.S. Supreme Court’s ruling on the constitutionality of the ACA, and healthcare measures of the new administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the Trump administration could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Further, the governmental may take further action to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. The new administration and the states may pass further legislation and regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We are heavily reliant upon option rights to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement with Adimab. Under the Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our AL001 and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 and AL003 product candidates. Additionally, in October 2017, we entered into the AbbVie Agreement to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In August 2019, we entered into a new Adimab collaboration agreement for development of antibodies for use in future programs. For additional information on the Adimab Collaboration Agreement and the AbbVie Agreement, see the sections titled “Business—Adimab Collaboration Agreements” and “Business—Strategic Alliance with AbbVie” in our Annual Report on Form 10-K, which was filed with the SEC on February 25, 2021.

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

As of March 31, 2021, we had 181 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of Sarbanes-Oxley Act Section 404(a), which require annual management assessments of the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act also requires our independent auditors to attest to, and report on, this management assessment.

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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
10.18+	Retention Letter Agreement, dated March 23, 2021, among Mr. Calvin Yu and Alector, Inc.	8-K	001-38792	10.1	3/26/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

ALECTOR, INC.

Date: May 5, 2021	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Calvin Yu
Calvin Yu
Vice President, Finance (Principal Financial and Accounting Officer)