Form 10-Q
period 2021-06-30
Alector, Inc.
filed 2021-08-03
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 80,875,423 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$125,713	$49,969
Marketable securities	193,857	363,339
Prepaid expenses and other current assets	9,760	8,203
Total current assets	329,330	421,511
Property and equipment, net	28,701	30,181
Operating lease right-of-use assets	31,617	32,470
Restricted cash	1,472	1,472
Other assets	5,993	2,617
Total assets	$397,113	$488,251
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	11,942	$3,004
Accrued clinical supply costs	7,174	11,148
Accrued liabilities	22,100	22,538
Deferred revenue, current portion	25,417	23,886
Operating lease liabilities, current portion	7,760	7,512
Total current liabilities	74,393	68,088
Deferred revenue, long-term portion	96,208	108,417
Operating lease liabilities, long-term portion	41,839	43,744
Other long-term liabilities	158	472
Total liabilities	212,598	220,721
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 80,005,162 and 79,316,261 shares issued and outstanding as of June 30, 2021 and December 31, 2020	8	8
Additional paid-in capital	701,670	676,956
Accumulated other comprehensive income	203	614
Accumulated deficit	(517,366)	(410,048)
Total stockholders' equity	184,515	267,530
Total liabilities and stockholders’ equity	$397,113	$488,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$6,568	$3,170	$10,678	$10,341
Operating expenses:
Research and development	47,818	34,062	93,551	68,667
General and administrative	14,075	15,697	25,087	30,341
Total operating expenses	61,893	49,759	118,638	99,008
Loss from operations	(55,325)	(46,589)	(107,960)	(88,667)
Other income, net	178	1,263	642	3,322
Net loss	(55,147)	(45,326)	(107,318)	(85,345)
Unrealized gain (loss) on marketable securities	(207)	(936)	(411)	1,704
Comprehensive loss	$(55,354)	$(46,262)	$(107,729)	$(83,641)
Net loss per share, basic and diluted	$(0.69)	$(0.58)	$(1.35)	$(1.11)
Shares used in computing net loss per share, basic and diluted	79,790,036	78,415,195	79,598,188	76,617,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	79,316,261	$8	$676,956	$614	$(410,048)	$267,530
Exercise of stock options	415,386	—	3,874	—	—	3,874
Stock-based compensation	—	—	8,800	—	—	8,800
Unrealized loss on marketable securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(52,171)	(52,171)
Balance — March 31, 2021	79,731,647	8	689,630	410	(462,219)	227,829
Exercise of stock options	207,453	—	1,993	—	—	1,993
Purchase of common stock under employee stock purchase plan	84,105	—	969	—	—	969
Forfeiture of restricted common stock	(18,043)	—	—	—	—	—
Stock-based compensation	—	—	9,078	—	—	9,078
Unrealized loss on marketable securities	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(55,147)	(55,147)
Balance — June 30, 2021	80,005,162	$8	$701,670	$203	$(517,366)	$184,515

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(107,318)	$(85,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,130	2,903
Stock-based compensation	17,878	13,590
Amortization of premiums and accretion of discounts on marketable securities	1,152	(250)
Amortization of right-of-use assets	938	608
Loss from disposal of property and equipment, net	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,557)	(2,084)
Other assets	(3,376)	(967)
Accounts payable	9,148	4,431
Accrued liabilities and accrued clinical supply costs	(4,225)	519
Deferred revenue	(10,678)	(10,341)
Lease liabilities	(2,014)	(1,328)
Other long-term liabilities	(314)	—
Net cash used in operating activities	(97,236)	(78,255)
Cash flows from investing activities:
Purchase of property and equipment	(1,775)	(3,863)
Purchase of marketable securities	(5,081)	(307,388)
Maturities of marketable securities	173,000	161,635
Net cash provided by (used in) investing activities	166,144	(149,616)
Cash flows from financing activities:
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	—	224,603
Proceeds from the exercise of options to purchase common stock	5,867	5,413
Purchase of common stock under employee stock option plan	969	715
Net cash provided by financing activities	6,836	230,731
Net increase in cash, cash equivalents, and restricted cash	75,744	2,860
Cash, cash equivalents, and restricted cash at beginning of period	51,441	91,113
Cash, cash equivalents, and restricted cash at end of period	$127,185	$93,973
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$348	$184

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

Restricted cash as of June 30, 2021 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash and cash equivalents	$125,713	$92,501
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$127,185	$93,973

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

The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in the Company’s forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended June 30, 2021, the Company had a 1% increase in the forecast of the total expected costs. For the three months ended June 30, 2021, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $0.7 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three and six months ended June 30, 2021was $6.6 million and $10.7 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue was $121.6 million as of June 30, 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties for any sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of June 30, 2021. As of June 30, 2021, no revenue has been recognized or payments received under the Innovent Agreement.

Stock-based Compensation

Stock-based compensation is measured on the grant date based on the fair value of the awards. The fair value of options to purchase common stock are measured using the Black-Scholes option-pricing model. Stock-based compensation associated with restricted stock units (RSUs) is based on the fair value of the Company's common stock on the grant date, which equals the closing price of the Company's common stock on the grant date. The Company recognizes expense over the vesting period of the awards. Expense for options and RSUs are recognized on a straight-line basis.

The Company also granted RSUs with market conditions to certain executives. The fair value of the RSUs with market conditions are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the stock price on grant date, risk-free interest rate, dividend yield, expected stock volatility, and the estimated period to achieve the market condition. The expense is recognized based on continued employment of the participants, regardless of achievement of the market condition. Expense related to the RSUs with market conditions is recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur for all awards.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized gain (loss) on marketable securities.

3.       Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2021
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$96,434	$—	$—	$96,434
U.S. government treasury securities	Level 1	193,654	207	(4)	193,857
Total cash equivalents and marketable securities		$290,088	$207	$(4)	$290,291

	December 31, 2020
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$37,951	$—	$—	$37,951
U.S. government treasury securities	Level 1	357,725	620	(6)	358,339
Corporate bonds	Level 2	5,000	$—	$—	5,000
Total cash equivalents and marketable securities		$400,676	$620	$(6)	$401,290

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of June 30, 2021, the remaining contractual maturities of $261.0 million of investments were less than one year and $29.3 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of June 30, 2021, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk.

4.       Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$5,051	$3,462	$9,488	$6,573
General and administrative	4,027	3,486	8,390	7,017
Total stock-based compensation	$9,078	$6,948	$17,878	$13,590

2019 Equity Incentive Plan

On January 1, 2021, the Company added 3,965,813 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan (2019 Plan). As of June 30, 2021, the Company had reserved 18,989,234 shares of common stock for issuance under the 2019 Plan, of which 5,514,946 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	12,654,998	$13.96
Granted	986,213	18.06
Exercised	(622,839)	9.44
Forfeited	(815,969)	13.78
Outstanding as of June 30, 2021	12,202,403	$14.54	8.4	$85,009
Exercisable as of June 30, 2021	4,588,394	$14.13	7.9	$33,816
Vested and expected to vest as of June 30, 2021	12,202,403	$14.54	8.4	$85,009

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of June 30, 2021, total unrecognized stock-based compensation related to unvested stock options was $71.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

Restricted Stock Activity

Activity for the restricted stock awards and RSUs is shown below. In May 2021, the Company issued RSUs with market conditions to certain executives, which are included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee.

	Number of Awards and Units	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock awards and restricted stock units as of December 31, 2020	186,425	$6.95
Granted	1,305,345	14.80
Vested	(143,640)	6.95
Forfeited	(51,503)	13.06
Unvested restricted stock awards and restricted stock units as of June 30, 2021	1,296,627	$14.61

As of June 30, 2021, total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units was $18.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. As of June 30, 2021, the Company has reserved for issuance 2,439,958 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. 2019 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

5.       Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 product candidates, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 product candidates (2014 Adimab Agreement). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of Alector. For the three and six months ended June 30, 2021, the Company incurred expenses of zero and $1.0 million for a milestone payment for first patient dosed in the AL002 Phase 2 trial, respectively. For the three and six months ended June 30, 2020, the Company incurred no expenses under the Adimab Agreements. The Company had no accrued liabilities due to Adimab as of three months ended June 30, 2021 and December 31, 2020. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

6.       Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2021	2020
Restricted stock and restricted stock units subject to future vesting	1,296,627	606,670
Options to purchase common stock	12,202,403	9,440,785
Shares committed under 2019 ESPP	59,413	25,822
Total	13,558,443	10,073,277

7.       Subsequent Event

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which Alector and GSK will collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101 (GSK Agreement).

The consummation of the GSK Agreement is subject to obtaining any necessary consents and approvals, including review by the appropriate regulatory agencies under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act).

Following the consummation of the GSK Agreement, Alector will receive $700 million in upfront payments, $500 million expected to be paid in the third quarter of 2021 and $200 million expected to be paid in the first quarter of 2022. In addition, based on the development and commercialization plan for AL001 and AL101, Alector will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. In the United States, Alector and GSK will equally share profits and losses from commercialization of AL001 and AL101. Outside of the United States, Alector will be eligible for double-digit tiered royalties.

Alector and GSK will jointly develop AL001 and AL101. Alector will lead the global clinical development of AL001 and AL101, other than with respect to Phase 3 clinical studies for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications, which will be led by GSK. Alector and GSK will share development costs 60% by GSK and 40% by Alector, except that Alector will solely bear the development costs of the initial Phase 2 clinical studies under the development plan, and the parties will share manufacturing development costs equally.

In the United States, Alector and GSK will be jointly responsible for commercialization of AL001 and AL101, with Alector leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, GSK will be responsible for commercialization of AL001 and AL101 for all indications.

Alector may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, Alector will no longer conduct development or commercialization of that product and Alector will receive royalties on net sales in the United States instead of a share of profits.

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to simultaneously counteract these pathologies by restoring healthy immune function to the brain. Supporting our scientific approach, our Discovery Platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 system targets, have advanced four product candidates, AL001, AL002, AL003, and AL101, into clinical development, and continue to develop our research pipeline, including AL044, AL008, and AL009.

AL001, our first product candidate, modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders, including frontotemporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS). AL001 is initially being developed to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union, with potentially higher prevalence in Asia and Latin America.

AL001 is initially being developed for the potential treatment of adults at risk for or with symptomatic frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). Our AL001 program has successfully demonstrated target engagement and proof-of-mechanism with a well-tolerated safety profile in healthy volunteers and FTD patients in our Phase 1a, Phase 1b, and Phase 2 clinical trials. In July 2020, we advanced AL001 into a global pivotal Phase 3 trial, named INFRONT-3, enrolling at-risk and symptomatic participants with FTD-GRN.

On July 1, 2021, we entered into a Collaboration and License Agreement with GSK to collaborate on the global development and commercialization of AL001 and AL101, our second monoclonal antibody aimed at elevating progranulin. The GSK Agreement is subject to obtaining any necessary consents and approvals, including review by the appropriate regulatory agencies under the HSR Act.

Under the terms of the GSK Agreement, Alector will receive $700 million in upfront payments, $500 million expected to be paid in the third quarter of 2021 and $200 million expected to be paid in the first quarter of 2022. In addition, based on the development and commercialization plan for AL001 and AL101, Alector will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. In the United States, Alector and GSK will equally share profits and losses from commercialization of AL001 and AL101. Outside of the United States, Alector will be eligible for double-digit tiered royalties. Alector will lead the global clinical development of AL001 and AL101, other than with respect to Phase 3 clinical studies for Alzheimer’s and Parkinson’s disease and other non-orphan indications, which will be led by GSK. Alector and GSK will share development costs 60% by GSK and 40% by Alector, except that Alector will solely bear the development costs of the initial Phase 2 clinical studies under the development plan, and the parties will share manufacturing development costs equally.

On July 29, 2021, we reported twelve month data from our Phase 2 trial of AL001 patients with FTD-GRN at the 2021 Alzheimer’s Association International Conference (AAIC). The data presentation focused on up to twelve symptomatic FTD-GRN patients treated over twelve months in an open-label study designed to assess safety, pharmacokinetics and pharmacodynamics, exploratory biomarkers, and efficacy. AL001 showed a favorable safety profile and rapidly restored progranulin levels to normal ranges in both plasma and cerebrospinal fluid (CSF) for the duration of treatment. Multiple disease-relevant biomarkers of lysosomal function, complement activation, and neuronal health trended toward normalization or remained stable, including: Time-dependent and durable normalization of lysosomal and inflammatory biomarkers over twelve months of treatment compared to baseline and age-matched controls; stable plasma and CSF neurofilament light chain (NfL) levels over 12 months. Volumetric MRI showed a greater than 10% difference in the atrophy rates in favor of AL001 for the whole brain and frontotemporal cortex measures, and an approximately 50% reduction in ventricular enlargement, relative to a matched control cohort of participants form the Genetic FTD Initiative (GENFI2). Of note, clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that AL001 treatment slowed clinical progression by 47% compared to the GENFI2 matched control cohort. The GENFI historical control was generated using a propensity score matching based on CDR® NACC FTLD SB at baseline and further refined by matching based on age, NfL levels, and clinical diagnosis at baseline, all done on a blinded basis without access to longitudinal results.

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

Our AL002 product candidate is aimed at treating patients with Alzheimer’s disease and is being developed in collaboration with AbbVie. According to the United States Centers for Disease Control and Prevention, Alzheimer’s disease is a chronic neurodegenerative disease that is the most common cause of dementia, affecting nearly six million Americans in 2020 and that number is projected to rise to nearly 14 million by 2060. Alzheimer’s disease is the sixth leading cause of death in the United States. AL002 is focused on modulating check-point receptors on the brain’s immune cells, targeting Triggering Receptor Expressed on Myeloid cells 2 (TREM2). AL002 has demonstrated a safety and tolerability profile that supports further development, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers in a Phase 1 trial. We initiated a Phase 2 trial evaluating AL002 in patients with early Alzheimer’s disease in January 2021.

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

AL044 targets MS4A4A, a major risk gene for Alzheimer’s disease that encodes a transmembrane receptor protein that is expressed selectively in microglia in the brain and is associated with control of microglia functionality and potential viability. Now completing preclinical testing, we expect to advance AL044 into first-in-human safety studies in 2022. We own worldwide rights to AL044.

Based on our insights into innate immunity generated through our work in immuno-neurology, we have identified two potential immuno-oncology therapeutics. We believe that products focused on innate immune biology will complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system. AL008 is our novel antibody that inhibits the CD47-SIRP-alpha (SIRPα) pathway, a potent immune checkpoint pathway co-opted by tumors to evade the immune system. AL008 is a potential best-in-class SIRP-alpha inhibitor with a unique dual mechanism of action that non-competitively antagonizes the CD47-SIRP-alpha pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (a "don't eat me signal") while also engaging Fc gamma receptors to promote immuno-stimulatory pathways that drive anti-tumor immunity. We have entered into a licensing agreement with Innovent to develop and commercialize AL008 in China. Our AL009 product candidate is a first-in-class multi Siglec inhibitor that works to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune inhibition. We plan to initially advance AL009 into clinical studies in oncology and believe it could also have potential therapeutic application to neurodegenerative disorders.

We are closely monitoring the evolving impact of COVID-19 and new variants of the virus on our operations and we continue to be committed to our discovery, research, and clinical development plans and timelines. We are aware that the COVID-19 pandemic has impacted the ability of certain clinical sites to maintain scheduled events for clinical study participants due in part to the site’s temporary suspension of activities or regional shelter-in-place directives. We intend to continue to collect data from all existing clinical trial participants and to make progress in completing the enrollment across these on-going clinical trials taking into account applicable regulatory, institutional, and government guidance compliance regimes. Any unscheduled changes in study conduct due to COVID-19-related events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $55.1 million and $107.3 million for the three and six months ended June 30, 2021, respectively. Our net losses were $45.3 million and $85.3 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $517.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Under the terms of our GSK Agreement, Alector will receive $700 million in upfront payments, $500 million expected to be paid in the third quarter of 2021 and $200 million expected to be paid in the first quarter of 2022. In addition, based on the development and commercialization plan for AL001 and AL101, Alector will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. Alector and GSK will jointly develop AL001 and AL101.

In the United States, Alector and GSK will equally share profits and losses from commercialization of AL001 and AL101. Alector may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, Alector will no longer conduct development or commercialization of that product and Alector will receive royalties on net sales of the product in the United States instead of a share of profits. Outside of the United States, GSK will be responsible for commercialization of AL001 and AL101 for all indications, and Alector will be eligible for double-digit tiered royalties.

We expect that our revenue for the next several years will be derived primarily from the AbbVie Agreement and the GSK Agreement. The balance of deferred revenue was $121.6 million as of June 30, 2021, entirely related to the AbbVie Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials for AL002 and AL003.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Dollar
	2021	2020	Change
	(In thousands)
Collaboration revenue	$6,568	$3,170	$3,398
Operating expenses:
Research and development	47,818	34,062	13,756
General and administrative	14,075	15,697	(1,622)
Total operating expenses	61,893	49,759	12,134
Loss from operations	(55,325)	(46,589)	(8,736)
Other income, net	178	1,263	(1,085)
Net loss	$(55,147)	$(45,326)	$(9,821)

Revenue

Collaboration revenue was $6.6 million for the three months ended June 30, 2021, compared to $3.2 million for the three months ended June 30, 2020. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue increased by $3.4 million, reflecting the level of our cumulative research activities on the AL002 and AL003 programs under the AbbVie Agreement, including a smaller change to the budget this year compared to prior year.

Research and Development Expenses

Research and development expenses were $47.8 million for the three months ended June 30, 2021, compared to $34.1 million for the three months ended June 30, 2020. The increase of $13.8 million was driven by expenses increased by $5.9 million for other early stage programs as we continue to invest in developing our pipeline. In addition, expenses for AL002 increased by $5.6 million from clinical costs related to continued progression through clinical trials. We also had a $4.0 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees.

	Three Months Ended June 30,		Dollar
	2021	2020	Change
	(In thousands)
Direct research and development expenses
AL001	$7,120	$8,051	$(931)
AL101	1,009	1,396	(387)
AL002	7,865	2,287	5,578
AL003	1,359	2,211	(852)
AL044	1,958	3,220	(1,262)
Other early stage programs	10,256	4,320	5,936
Indirect research and development expenses
Personnel related (including stock-based compensation)	13,795	9,775	4,020
Facilities and other unallocated research and development expenses	4,456	2,802	1,654
Total research and development expenses	$47,818	$34,062	$13,756

General and Administrative Expenses

General and administrative expenses were $14.1 million for the three months ended June 30, 2021, compared to $15.7 million for the three months ended June 30, 2020. The decrease of $1.6 million was driven by a $2.6 million decrease in legal expense due to arbitration costs ending in 2020. This was offset by a $0.8 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees.

Other Income, Net

Other income, net was $0.2 million for the three months ended June 30, 2021, compared to $1.3 million for the three months ended June 30, 2020. The decrease of $1.1 million was due to lower investment yields on our marketable securities.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Dollar
	2021	2020	Change
	(In thousands)
Collaboration revenue	$10,678	$10,341	$337
Operating expenses:
Research and development	93,551	68,667	24,884
General and administrative	25,087	30,341	(5,254)
Total operating expenses	118,638	99,008	19,630
Loss from operations	(107,960)	(88,667)	(19,293)
Other income, net	642	3,322	(2,680)
Net loss	$(107,318)	$(85,345)	$(21,973)

Revenue

Collaboration revenue was $10.7 million for the six months ended June 30, 2021, compared to $10.3 million for the six months ended June 30, 2020. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue increased by $0.3 million primarily due to an increase in total expected costs for the AL002 program compared to the same period last year.

Research and Development Expenses

Research and development expenses were $93.6 million for the six months ended June 30, 2021, compared to $68.7 million for the six months ended June 30, 2020. The increase of $24.9 million was driven by a $8.8 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. Expenses increased by $7.9 million for other early stage programs as we continue to invest in developing our pipeline. In addition, $6.8 million increase in AL002 related to clinical costs related to continued progression through clinical trials.

	Six Months Ended June 30,		Dollar
	2021	2020	Change
	(In thousands)
Direct research and development expenses
AL001	$17,687	$16,048	$1,639
AL101	2,041	2,543	(502)
AL002	14,711	7,923	6,788
AL003	2,788	4,707	(1,919)
AL044	4,256	5,060	(804)
Other early stage programs	16,190	8,315	7,875
Indirect research and development expenses
Personnel related (including stock-based compensation)	27,196	18,430	8,766
Facilities and other unallocated research and development expenses	8,682	5,641	3,041
Total research and development expenses	$93,551	$68,667	$24,884

General and Administrative Expenses

General and administrative expenses were $25.1 million for the six months ended June 30, 2021, compared to $30.3 million for the six months ended June 30, 2020. The decrease of $5.3 million was driven by a $7.2 million decrease in legal expense due to arbitration costs ending in 2020. This was offset by an increase of $2.1 million in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees.

Other Income, Net

Other income, net was $0.6 million for the six months ended June 30, 2021, compared to $3.3 million for the six months ended June 30, 2020. The decrease of $2.7 million was due lower investment yields on our marketable securities.

Liquidity and Capital Resources

Since our inception through June 30, 2021, our operations have been financed primarily by sales of our convertible preferred stock, upfront payments from the AbbVie Agreement, and proceeds from our IPO and follow-on offering.

As of June 30, 2021, we had $319.6 million of cash, cash equivalents, and marketable securities. As of June 30, 2021, we had an accumulated deficit of $517.4 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, combined with the anticipated net proceeds expected from the GSK collaboration beginning in the third quarter of 2021, will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the timing and progress of preclinical and clinical development activities; including, without limitation, our collaboration efforts with GSK and AbbVie;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(97,236)	$(78,255)
Cash provided by (used in) investing activities	166,144	(149,616)
Cash provided by financing activities	6,836	230,731

Operating Activities

For the six months ended June 30, 2021, cash used in operating activities was $97.2 million. This was mainly due to the net loss of $107.3 million and the decrease in deferred revenue of $10.7 million as revenue was recognized related to the AbbVie Agreement. We also had a decrease of $4.2 million in accrued liabilities and accrued clinical supply costs. This was offset by non-cash charges of $17.9 million for stock-based compensation, $3.1 million for depreciation and amortization, and a $9.1 million increase in accounts payable.

For the six months ended June 30, 2020, cash used in operating activities was $78.3 million. This was mainly due to the net loss of $85.3 million and the decrease in deferred revenue of $10.3 million as revenue was recognized related to the AbbVie Agreement. This was offset by a non-cash charge of $13.6 million for stock-based compensation and an increase of $5.8 million in accrued liabilities and accrued clinical supply costs.

Investing Activities

For the six months ended June 30, 2021, cash provided in investing activities of $166.1 million was primarily related to the maturities of marketable securities of $173.0 million offset by purchases of marketable securities of $5.1 million.

For the six months ended June 30, 2020, cash used in investing activities of $149.6 million was primarily related to the purchase of short-term marketable securities of $307.4 million offset by the proceeds from maturities of marketable securities of $161.6 million. In addition, we used cash for the purchase of $3.9 million of property and equipment.

Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities of $6.8 million was primarily from the exercise of options to purchase common stock.

For the six months ended June 30, 2020, cash provided by financing activities of $230.7 million was primarily from $224.6 million net proceeds of the issuance of 9,602,500 shares of our common stock upon the completion of a follow-on public offering. In addition, we received $5.4 million cash from exercise of options to purchase common stock.

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

Revenue Recognition

We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended June 30, 2021, we had a 1% increase in the forecast of the total expected costs. For the three months ended June 30, 2021, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $0.7 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate. Collaboration revenue under our collaboration agreement with AbbVie during the three and six months ended June 30, 2021 was $6.8 million and $10.7 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The balance of deferred revenue was $121.6 million as of June 30, 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

Stock-based Compensation

Stock-based compensation is measured at the date of grant, based on the estimated fair value of the award and recognized as expense over the employee’s requisite service period (usually the vesting period). We estimate the grant date fair value of options, and the resulting stock-based compensation, using the Black-Scholes option-pricing model.

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

Stock-based compensation associated with RSUs is based on the fair value of the Company's common stock on the grant date, which equals the closing price of the Company's common stock on the grant date. The Company recognizes expense over the vesting period of the awards. Expense for options and RSUs are recognized on a straight-line basis.

 The Company also granted RSUs with market conditions to certain executives. The fair value of the RSUs with market conditions are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the stock price on grant date, risk-free interest rate, dividend yield, expected stock volatility, and the estimated period to achieve the market condition. The expense is recognized based on continued employment of the participants, regardless of achievement of the market condition. Expense related to the RSUs with market conditions is recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur for all awards.

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

We had cash, cash equivalents, and marketable securities of $319.6 million as of June 30, 2021, which consisted primarily of bank deposits, money market funds, government marketable securities, and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $1.0 million.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
We may not be successful in the collaborations for our product development and research programs; for instance, without limitation, failure to complete in a timely manner or at all the proposed transaction with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK);

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

•
Our operations and financial results could continue to be adversely impacted by the COVID-19 pandemic in the United States and the rest of the world.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused initially on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS). We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and a government grant. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, AL001, are in Phase 2 clinical trials for one product candidate, AL002, and are in Phase 1 clinical trials for two product candidates, AL003 and AL101. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $55.1 million and $107.3 million for the three and six months ended June 30, 2021, respectively. We have incurred net losses of $45.3 million and $85.3 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $517.4 million.

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

On July 1, 2021, we entered into an agreement with GSK (GSK Agreement) to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101. Under the terms of the GSK Agreement, Alector will receive $700 million in upfront payments, $500 million expected to be paid in the third quarter of 2021 and $200 million expected to be paid in the first quarter of 2022. In addition, based on the development and commercialization plan for AL001 and AL101, Alector will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments.

Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

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
•
obtain, maintain, protect, and enforce our intellectual property portfolio, including intellectual property obtained through license or collaboration agreements;
•
attract, hire, and retain qualified personnel;
•
provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
•
experience any delays or encounter other issues related to our operations, including due to the COVID-19 pandemic;
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

Our operations have required substantial amounts of cash since inception, and we expect our expenses to increase significantly in the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangement with AbbVie. On July 1, 2021, we entered into an agreement with GSK to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101. The GSK Agreement is subject to the satisfaction of customary closing conditions. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease, will require substantial amounts of capital. We will also require a significant amount of capital for the further development of our product candidates, and if any of such product candidates are approved, to commercialize any approved products.

As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $319.6 million. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses. In May 2020, we established an “at-the-market” facility for the sale of up to $150 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not issued any shares pursuant to any at-the-market offerings but may at a future date.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, combined with the anticipated net proceeds expected from the GSK collaboration beginning in the third quarter of 2021, will be sufficient to fund our projected operations into mid-2024. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

Global markets have experienced volatility in connection with continued concerns over the global impact of COVID-19 and subsequent variants. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to the COVID-19 pandemic. Additional capital may not be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

We are at the early stages of development of many of the product candidates currently in our programs. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs, including conducting preclinical studies and clinical trials in our programs for our product candidates, AL001, AL002, AL003, AL101, AL044, and AL009, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

For example, our product candidate AL001 is initially targeting FTD-GRN patients. In the third quarter of 2019, we advanced AL001 into a Phase 2 trial, which also includes an additional genetic subset of FTD patients (FTD-C9orf72) and we will evaluate AL001 in patients with ALS caused by C9orf72 repeats, which share TDP-43 pathology with FTD-GRN. If we are unable to expand indications for our product candidates, our commercial opportunity may be limited.

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

The COVID-19 virus and subsequent variants continue to spread throughout the world and adversely impact global commercial activity and contribute to significant volatility in financial markets. The COVID-19 pandemic and government responses are creating disruption in global supply chains and adversely impacting many industries. The pandemic could have a continued material adverse impact on economic and market conditions and lead to a further extended period of global economic slowdown. We continue to monitor the impact of the COVID-19 pandemic closely. The extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain.

The continuation of the pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as issues including worker shortages, supply chain disruptions, facilities and production suspensions, and spikes in demand for certain goods and services, such as medical services and supplies, persist. In response to the continued spread of COVID-19, we have reduced the number of employees operating at our headquarters, which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

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

We may be required to develop, implement, and maintain additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may delay our anticipated timelines for clinical studies and regulatory approval and increase our costs for clinical studies. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, that describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In this guidance, pharmaceutical companies would be required to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic related study disruption (by unique subject identifier and by investigational site and a description of how the individual’s participation was altered); and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs and a guidance on resuming normal drug and biologics manufacturing operations during the COVID-19 public health crisis. Other COVID-19 industry guidance recently issued by the FDA address remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities; and manufacturing, supply chain, and drug and biological product inspections, among others. In view of the continued spread of the COVID-19 variants, FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Further changes to existing policies and regulations can increase our compliance costs or delay our clinical plans. To the extent our clinical studies are delayed or data from our clinical studies become compromised due to COVID-19 related factors, we may be required to expend additional resources to conduct additional studies and/or enroll more participants, which could adversely affect our business operations and delay regulatory approval.

The COVID-19 pandemic continues to evolve, with the status of operations and government restrictions evolving weekly. The extent to which the outbreak impacts our business, preclinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions, social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We may also suffer from any of the foregoing disruptions as the COVID-19 virus and subsequent variants continue to develop and experience a resurgence in any particular country or region in the future.

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

For example, certain of our clinical trial sites have experienced clinical trial visit delays, and we are aware that for a period of time, some participants in each of our ongoing trials did not receive scheduled doses on time. These events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials. We and our CROs have made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and we may be required to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. In addition, notwithstanding any adjustments, some trial participants may decline to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. We may not be successful in adding clinical trial sites, may experience delays in patient enrollment or in the progression of our clinical trials and collection and analysis of patient data, may need to suspend or abandon our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. To the extent the COVID-19 pandemic adversely affects our operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:

•
the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design, implementation, or the interpretation of the results of our clinical trials;
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
•
we may be unable to demonstrate to the FDA, EMA, or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for a proposed indication, when compared to the standard of care, is acceptable;
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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition, and results of operations.

Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The Biden administration implemented a regulatory rule freeze for all federal agency rules that had not gone into effect as of January 20, 2021. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is currently unknown.

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
•
the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Further, the governmental may take further action to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. The Biden administration and the states may pass further legislation and regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our previously disclosed arrangements with AbbVie and Adimab, LLC (Adimab). We have entered into a licensing agreement with Innovent Biologics to develop and commercialize our AL008 product, an anti-SIRP-alpha antibody for the treatment of oncology indications in China. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101. The transaction is contingent on satisfaction of requirements under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in the U.S., and other customary closing conditions, and with respect to the collaboration and the execution of a definitive collaboration agreement.

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

We are heavily reliant upon option rights to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement with Adimab. Under the Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our AL001 and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 and AL003 product candidates. Additionally, in October 2017, we entered into the AbbVie Agreement to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In August 2019, we entered into a new Adimab collaboration agreement for development of antibodies for use in future programs. For additional information on the Adimab Collaboration Agreement and the AbbVie Agreement, see the sections titled “Business—Adimab Collaboration Agreements” and “Business—Strategic Alliance with AbbVie” in our Annual Report on Form 10-K, which was filed with the SEC on February 25, 2021. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101.

Our agreements with Adimab, AbbVie, GSK, and other agreements we enter into in the future may not provide exclusive rights to use certain intellectual property and technology retained by the collaborator in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that utilizes technology retained by such collaborators to the extent such products are not also covered by our intellectual property.

In addition, subject to the terms of any such agreements, we may not have the right to control the preparation, filing, prosecution, and maintenance, and we may not have the right to control the enforcement and defense of certain patents and patent applications retained by the collaborator and provided to us under a limited license. For example, under the Adimab Collaboration Agreements, patent rights relating to improvements to Adimab’s background platform technology that are invented in the course of the research under the Adimab Collaboration Agreements are assigned to Adimab. We also have an exclusive option under the Adimab Collaboration Agreements to obtain with respect to a specified number of antibodies directed against such target and discovered or optimized by Adimab, ownership of certain patent rights relating to such antibodies, including certain patent rights. Until we exercise such option, we and Adimab each grant each other a non-exclusive license to the relevant intellectual property. In addition, the GSK Agreement contains customary terms governing the prosecution and enforcement of intellectual property.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act), the first inventor to file a patent application in the United States is entitled to the patent on an invention regardless of whether another party was the first to invent the claimed invention. Therefore, a third party that files a patent application in the USPTO after March 2013, but before us, could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This possibility will require us to be cognizant going forward of the time from invention to the time of filing a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our product candidates or other technologies.

Certain procedures at the USPTO under the America Invents Act could affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Rulings from the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

As of June 30, 2021, we had 184 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have engaged in strategic collaborations in the past, such as our strategic collaborations with AbbVie and GSK, and we may engage in various acquisitions, collaborations, and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition, collaboration, or strategic partnership may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
volatility with respect to the financial reporting related to such arrangements, such as our expected variability in the recognition of revenue each quarter from the AbbVie Agreement and GSK Agreement based on the percentage-of-completion basis under the applicable accounting rules;
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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
10.19+	Collaboration and License Agreement, dated July 1, 2021, by and between Glaxo Wellcome UK Limited and Alector, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

+ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALECTOR, INC.

Date: August 3, 2021	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2021	By:	/s/ Calvin Yu
Calvin Yu
Vice President, Finance (Principal Financial and Accounting Officer)