Form 10-Q
period 2021-09-30
Alector, Inc.
filed 2021-11-04
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 81,276,097 shares of common stock, $0.0001 par value per share, outstanding.

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
our financial performance;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$516,532	$49,969
Marketable securities	261,318	363,339
Receivable from collaboration partner	1,584	—
Prepaid expenses and other current assets	8,585	8,203
Total current assets	788,019	421,511
Property and equipment, net	27,898	30,181
Operating lease right-of-use assets	31,121	32,470
Restricted cash	1,472	1,472
Other assets	5,716	2,617
Total assets	$854,226	$488,251
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,341	$3,004
Accrued clinical supply costs	7,418	11,148
Accrued liabilities	20,586	22,538
Deferred revenue, current portion	94,683	23,886
Operating lease liabilities, current portion	7,787	7,512
Total current liabilities	132,815	68,088
Deferred revenue, long-term portion	344,529	108,417
Operating lease liabilities, long-term portion	40,834	43,744
Other long-term liabilities	158	472
Total liabilities	518,336	220,721
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 81,248,646 and 79,316,261 shares issued and outstanding as of September 30, 2021 and December 31, 2020	8	8
Additional paid-in capital	726,692	676,956
Accumulated other comprehensive income (loss)	(41)	614
Accumulated deficit	(390,769)	(410,048)
Total stockholders' equity	335,890	267,530
Total liabilities and stockholders’ equity	$854,226	$488,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$182,413	$5,904	$193,091	$16,245
Operating expenses:
Research and development	43,066	43,819	136,617	112,486
General and administrative	13,018	15,834	38,105	46,175
Total operating expenses	56,084	59,653	174,722	158,661
Income (loss) from operations	126,329	(53,749)	18,369	(142,416)
Other income, net	268	1,045	910	4,367
Net income (loss)	126,597	(52,704)	19,279	(138,049)
Unrealized gain (loss) on marketable securities	(244)	(752)	(655)	952
Comprehensive income (loss)	$126,353	$(53,456)	$18,624	$(137,097)
Net income (loss) per share:
Basic net income (loss) per share	$1.56	$(0.67)	$0.24	$(1.78)
Diluted net income (loss) per share	$1.49	$(0.67)	$0.23	$(1.78)
Weighted-average shares used in calculating:
Basic net income (loss) per share	80,964,701	78,771,930	80,048,758	77,340,896
Diluted net income (loss) per share	85,232,690	78,771,930	82,871,254	77,340,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	79,316,261	$8	$676,956	$614	$(410,048)	$267,530
Exercise of stock options	415,386	—	3,874	—	—	3,874
Stock-based compensation	—	—	8,800	—	—	8,800
Unrealized loss on marketable securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(52,171)	(52,171)
Balance — March 31, 2021	79,731,647	8	689,630	410	(462,219)	227,829
Exercise of stock options	207,453	—	1,993	—	—	1,993
Purchase of common stock under employee stock purchase plan	84,105	—	969	—	—	969
Forfeiture of restricted common stock	(18,043)	—	—	—	—	—
Stock-based compensation	—	—	9,078	—	—	9,078
Unrealized loss on marketable securities	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(55,147)	(55,147)
Balance — June 30, 2021	80,005,162	$8	$701,670	$203	$(517,366)	$184,515
Exercise of stock options	1,178,085	—	14,821	—	—	14,821
Vesting of restricted stock units	65,399	—	—	—	—	—
Stock-based compensation	—	—	10,201	—	—	10,201
Unrealized loss on marketable securities	—	—	—	(244)	—	(244)
Net income	—	—	—	—	126,597	126,597
Balance — September 30, 2021	81,248,646	$8	$726,692	$(41)	$(390,769)	$335,890

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$19,279	$(138,049)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,735	4,367
Stock-based compensation	28,079	21,620
Accretion of discounts on marketable securities	1,586	8
Amortization of right-of-use assets	1,434	934
Impairment loss on right-of-use-assets	—	238
Loss from disposal of property and equipment, net	—	12
Changes in operating assets and liabilities:
Receivable from collaboration partner	(1,584)	—
Prepaid expenses and other current assets	(382)	(3,934)
Other assets	(3,099)	(2,098)
Accounts payable	(347)	1,087
Accrued liabilities and accrued clinical supply costs	(5,488)	15,027
Deferred revenue	306,909	(16,245)
Lease liabilities	(2,992)	(2,043)
Other long-term liabilities	(314)	—
Net cash provided by (used in) operating activities	347,816	(119,076)
Cash flows from investing activities:
Purchase of property and equipment	(2,690)	(4,244)
Purchase of marketable securities	(139,716)	(414,949)
Sale of marketable securities	10,696	—
Maturities of marketable securities	228,800	302,590
Net cash provided by (used in) investing activities	97,090	(116,603)
Cash flows from financing activities:
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	—	224,603
Proceeds from the exercise of options to purchase common stock	20,688	5,699
Purchase of common stock under employee stock option plan	969	715
Net cash provided by financing activities	21,657	231,017
Net increase (decrease) in cash, cash equivalents, and restricted cash	466,563	(4,662)
Cash, cash equivalents, and restricted cash at beginning of period	51,441	91,113
Cash, cash equivalents, and restricted cash at end of period	$518,004	$86,451
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$236	$337

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

Restricted cash as of September 30, 2021 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash and cash equivalents	$516,532	$84,979
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$518,004	$86,451

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

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under arrangements, the Company performs the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling price (SSP). The relative SSP for each deliverable is estimated using external sourced evidence if it is available. If external sourced evidence is not available, we use our best estimate of the SSP for the deliverable.

The Company recognizes collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. The Company recognizes collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period.

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

Comprehensive Income (Loss)

Comprehensive Income (Loss) includes net income (loss) and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized gain (loss) on marketable securities.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2021
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$219,553	$—	$—	$219,553
U.S. government treasury securities	Level 1	261,358	61	(103)	261,316
Total cash equivalents and marketable securities		$480,911	$61	$(103)	$480,869

	December 31, 2020
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$37,951	$—	$—	$37,951
U.S. government treasury securities	Level 1	357,725	620	(6)	358,339
Corporate bonds	Level 2	5,000	$—	$—	5,000
Total cash equivalents and marketable securities		$400,676	$620	$(6)	$401,290

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of September 30, 2021, the remaining contractual maturities of $332.4 million of investments were less than one year and $148.5 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of September 30, 2021, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk. The Company sold marketable securities for total proceeds of $10.7 million for the three and nine months ended September 30, 2021, for an immaterial realized gain based on the specific identification method. The Company did not sell any marketable securities for the three and nine months ended September 30, 2020.

4. Collaboration Agreements

GSK

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which the Company and GSK will collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including AL001 and AL101 (GSK Agreement). The GSK Agreement was made effective on August 17, 2021.

Under the terms of the GSK Agreement, the Company receives $700 million in upfront payments, of which $500 million was received in the third quarter of 2021 and $200 million is expected to be invoiceable in the first quarter of 2022. In addition, based on the development and commercialization plan for AL001 and AL101, the Company may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. In the United States, the Company and GSK will equally share profits and losses from commercialization of AL001 and AL101. Outside of the United States, the Company will be eligible for double-digit tiered royalties.

The Company and GSK will jointly develop AL001 and AL101. The Company will lead the global clinical development of AL001 and AL101, other than with respect to Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications, which will be led by GSK. The Company and GSK will share development costs 60% by GSK and 40% by the Company, except that the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

In the United States, the Company and GSK will be jointly responsible for commercialization of AL001 and AL101, with the Company leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, GSK will be solely responsible for commercialization of AL001 and AL101 for all indications. The Company may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, the Company will no longer conduct development or commercialization of that product and the Company will receive tiered royalties on net sales in the United States instead of a share of profits or losses. GSK may terminate the agreement with 180 days' notice at any time, but the Company does not need to repay any portion of the payments received.

The Company concluded that the GSK Agreement is within the scope of ASC 808, Collaborative Arrangements, as both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the commercialization of indications for AL001 and AL101. Certain elements are required to be accounted for under ASC 606, Revenue From Contracts With Customers, where the counterparty is a customer for a good or service that is a distinct unit of account.

The Company concluded that the 2021 GSK Agreement contained the following units of account: (i) license and know-how for FTD-GRN in Phase 3 clinical development, (ii) the research and development activities, including license rights and know-how, relating to products in Phase 2 or earlier stages of development, and (iii) research and development services under the co-development plan to be accounted for outside of ASC 606, including all products that move into Phase 3 clinical development. The Company determined that the distinct performance obligations under ASC 606 consisted of: (i) license and know-how to AL001 FTD-GRN, which is currently in Phase 3 clinical development and (ii) the research and development activities, including license rights and know-how, relating to products in Phase 2 or earlier stages of development.

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

The respective standalone value for each of the performance obligations was allocated to the transaction price. The estimated SSP of each performance obligation was determined using discounted cash flows from the expected commercialization of AL001 and AL101 and estimated research and development costs to be incurred by the Company in the initial Phase 2 clinical trials. For the license for FTD-GRN, the Company determined that GSK can benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at a point in time. The Company determined that GSK cannot benefit from the licenses without the corresponding development services that the Company has committed to perform due the earlier stage of development for these licenses. The Company will perform research and development activities through the end of the initial Phase 2 clinical trials. Revenue will be recognized over time as the research and development activities are performed. The Company will measure progress based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations.

The research and development activities for products in Phase 3 clinical development were determined to be within the scope of ASC 808. Both parties will be active participants in the development, manufacturing, and commercialization of the product and are exposed to significant risks and rewards that are dependent on the commercial success of the products. The Company and GSK participate in profit and loss sharing for each program commensurate with each party's cost-sharing responsibilities during research and development. ASC 808 does not provide recognition and measurement guidance. As such, the Company determined that ASC 730, Research and Development, was appropriate to analogize to based on the nature of the cost-sharing provision of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. The Company also concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the related products will be analogized to ASC 606 and therefore, will be recognized when the related sales occur.

Collaboration revenue under the GSK Agreement during the three and nine months ended September 30, 2021 was $179.8 million, none of which was included in deferred revenue at the beginning of the period. $173.4 million was revenue from the Phase 3 license for FTD-GRN recognized when the license and know-how was delivered following the effective date of the agreement. The deferred revenue was $320.2 million as of September 30, 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three and nine months ended September 30, 2021, the Company recognized a reduction of research and development expense of $1.6 million under the GSK Agreement.

AbbVie

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

Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three and nine months ended September 30, 2021 was $2.6 million and $13.3 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue was $119.0 million as of September 30, 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period for the AbbVie Agreement. For the three months ended September 30, 2021, the Company had a 1% increase in the forecast of the total expected costs for the AbbVie Agreement. For the three months ended September 30, 2021, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $1.0 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate.

Innovent

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the

CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties for any sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of September 30, 2021. As of September 30, 2021, no revenue has been recognized or payments received under the Innovent Agreement.

5. Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$5,414	$4,058	$14,902	$10,631
General and administrative	4,787	3,972	13,177	10,989
Total stock-based compensation	$10,201	$8,030	$28,079	$21,620

2019 Equity Incentive Plan

On January 1, 2021, the Company added 3,965,813 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan (2019 Plan). As of September 30, 2021, the Company had reserved 17,811,149 shares of common stock for issuance under the 2019 Plan, of which 5,414,472 shares were available for issuance.

Activity for the options to purchase common stock shown below (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	12,654,998	$13.96	8.7	$39,633
Granted	1,420,878	19.56
Exercised	(1,800,924)	11.48
Forfeited	(1,109,290)	14.87
Outstanding as of September 30, 2021	11,165,662	$14.99	8.3	$93,091
Exercisable as of September 30, 2021	4,294,184	$14.51	7.8	$38,208
Vested and expected to vest as of September 30, 2021	11,165,662	$14.99	8.3	$93,091

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of September 30, 2021, total unrecognized stock-based compensation related to unvested stock options was $66.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.0 years.

Restricted Stock Activity

Activity for the restricted stock awards and RSUs is shown below. In May 2021, the Company issued RSUs with market conditions to certain executives, which are included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee.

	Number of Awards and Units	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock awards and restricted stock units as of December 31, 2020	186,425	$6.95
Granted	1,305,345	14.80
Vested	(233,781)	7.04
Forfeited	(92,373)	14.51
Unvested restricted stock awards and restricted stock units as of September 30, 2021	1,165,616	$15.13

As of September 30, 2021, total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units was $15.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. As of September 30, 2021, the Company has reserved for issuance 2,439,958 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. 2019 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

6. Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 programs, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 programs (2014 Adimab Agreement). In August 2019, the Company signed a new collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of the Company. For the three and nine months ended September 30, 2021, the Company incurred expenses of zero and $1.0 million for a milestone payment for first patient dosed in the AL002 Phase 2 trial, respectively. For the three and nine months ended September 30, 2020, the Company incurred no expenses to Adimab. The Company had no accrued liabilities due to Adimab as of September 30, 2021 and December 31, 2020. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low to mid single-digit royalty payments for commercial sales of such product candidates. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments per program for its product candidates and low single-digit royalty payments for commercial sales of such product candidates.

7. Net Income (Loss) Per Share

The following tables set forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$126,597	$(52,704)	$19,279	$(138,049)
Denominator:
Weighted-average number of shares outstanding basic	80,964,701	78,771,930	80,048,758	77,340,896
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted stock units	4,267,989	—	2,822,496	—
Weighted-average number of shares outstanding, diluted	85,232,690	78,771,930	82,871,254	77,340,896
Net income (loss) per share, basic	$1.56	$(0.67)	$0.24	$(1.78)
Net income (loss) per share, diluted	$1.49	$(0.67)	$0.23	$(1.78)

Potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per share for the period presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock subject to future vesting	—	415,521	—	415,521
Restricted stock with market conditions subject to future vesting	466,000	—	466,000	—
Options to purchase common stock	1,690,083	10,033,270	4,485,816	10,033,270
Shares committed under 2019 ESPP	—	25,822	—	25,822
Total	2,156,083	10,474,613	4,951,816	10,474,613

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

On July 1, 2021, we entered into a Collaboration and License Agreement with GSK to collaborate on the global development and commercialization of AL001 and AL101, our second monoclonal antibody aimed at elevating progranulin. Under the terms of the GSK Agreement, we receive $700 million in upfront payments, of which $500 million was received in the third quarter of 2021 and $200 million is expected to be invoiceable in the first quarter of 2022. In addition, based on the development and commercialization plan for AL001 and AL101, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. In the United States, Alector and GSK will equally share profits and losses from commercialization of AL001 and AL101. Outside of the United States, we will be eligible for double-digit tiered royalties. We will lead the global clinical development of AL001 and AL101, other than with respect to Phase 3 clinical studies for Alzheimer’s and Parkinson’s disease and other non-orphan indications, which will be led by GSK. Alector and GSK will share development costs 60% by GSK and 40% by us, except that we will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

On July 29, 2021, we reported twelve-month data from our Phase 2 trial of AL001 patients with FTD-GRN at the 2021 Alzheimer’s Association International Conference (AAIC). The data presentation focused on up to twelve symptomatic FTD-GRN patients treated over twelve months in an open-label study designed to assess safety, pharmacokinetics and pharmacodynamics, exploratory biomarkers, and efficacy. AL001 showed a favorable safety profile and rapidly restored progranulin levels to normal ranges in both plasma and cerebrospinal fluid (CSF) for the duration of treatment. Multiple disease-relevant biomarkers of lysosomal function, complement activation, and neuronal health trended toward normalization or remained stable, including time-dependent and durable normalization of lysosomal and inflammatory biomarkers over twelve months of treatment compared to baseline and age-matched controls and stable plasma and CSF neurofilament light chain (NfL) levels over 12 months. Volumetric MRI showed a greater than 10% difference in the atrophy rates in favor of AL001 for the whole brain and frontotemporal cortex measures, and an approximately 50% reduction in ventricular enlargement, relative to a matched control cohort of participants form the Genetic FTD Initiative (GENFI2). Of note, clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that AL001 treatment slowed clinical progression by 47% compared to the GENFI2 matched control cohort. The GENFI historical control was generated using a propensity score matching based on CDR® NACC FTLD SB at baseline and further refined by matching based on age, NfL levels, and clinical diagnosis at baseline, all done on a blinded basis without access to longitudinal results.

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

Our AL002 product candidate is aimed at treating patients with Alzheimer’s disease and is being developed in collaboration with AbbVie. According to the United States Centers for Disease Control and Prevention, Alzheimer’s disease is a chronic neurodegenerative disease that is the most common cause of dementia, affecting nearly six million Americans in 2020 and that number is projected to rise to nearly 14 million by 2060. Alzheimer’s disease is the sixth leading cause of death in the United States. AL002 is focused on modulating check-point receptors on the brain’s immune cells, targeting Triggering Receptor Expressed on Myeloid cells 2 (TREM2). AL002 has demonstrated a safety and tolerability profile, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers in a Phase 1 trial, supporting further development. We initiated a Phase 2 trial evaluating AL002 in patients with early Alzheimer’s disease in January 2021.

Amyloid Related Imaging Abnormalities (ARIA) have been observed in our ongoing AL002 Phase 2 trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. The risk of ARIA has been shown to increase in this patient population with the administration of certain Alzheimer's disease therapeutics. The large majority of ARIA cases observed in our Phase 2 study were asymptomatic and non-serious and a small number were defined as serious adverse events. ARIA typically resolves or stabilizes within four to 16 weeks with or without treatment. Earlier this year, we elected to amend part of the AL002 Phase 2 clinical trial protocol to include additional steps to potentially mitigate risk associated with ARIA. We are conducting this study under the guidance of an Independent Data Monitoring Committee (IDMC) that is allowed to review unblinded data, including imaging data, and to make trial recommendations. We, along with the IDMC, will continue to monitor the AL002 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol.

AL003 is another product candidate designed to treat patients with Alzheimer’s disease and is also being developed in collaboration with AbbVie. AL003 focuses on modulating check-point receptors on the brain’s immune cells, targeting sialic acid binding Ig-like lectin 3 (SIGLEC 3). AL003 has demonstrated a safety and tolerability profile and peripheral target engagement in healthy volunteers in a Phase 1a study, supporting further development. AL003 has also completed enrollment of Alzheimer’s disease patients in a Phase 1b study and data are anticipated in Q4 2021.

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

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering. We completed our IPO in February 2019, and received $168.2 million net proceeds, after deducting underwriting discounts and commissions and offering expenses. We completed a follow-on offering in January 2020 and received $224.5 million net proceeds, after deducting underwriting discounts and commissions and offering expenses.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception except for the current periods with upfront license revenue. We generally expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net income was $126.6 million and $19.3 million for the three and nine months ended September 30, 2021, respectively. Our net losses were $52.7 million and $138.0 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $390.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to the AbbVie Agreement and GSK Agreement to license and co-develop product candidates in clinical development with those parties. We recognize revenue from the upfront payments from AbbVie over time as services are provided. We recognize revenue from the upfront payments from GSK at a point in time for a development license and over time for research and development services. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Under the terms of our AbbVie Agreement, in addition to receiving the upfront payments from AbbVie, we may also be entitled to development and regulatory milestone payments, opt-in payments for continued development after proof-of-concept for AL002 and AL003, and other future payments from profit sharing or royalties after commercialization of product candidates from such programs.

Under the terms of our GSK Agreement, we receive $700 million in upfront payments, $500 million was received in the third quarter of 2021 and $200 million is expected to be invoiceable in the first quarter of 2022. In addition, based on the development and commercialization plan for AL001 and AL101, we will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. Alector and GSK will jointly develop AL001 and AL101.

In the United States, Alector and GSK will equally share profits and losses from commercialization of AL001 and AL101. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United

States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product and we will receive royalties on net sales of the product in the United States instead of a share of profits. Outside of the United States, GSK will be responsible for commercialization of AL001 and AL101 for all indications, and we will be eligible for double-digit tiered royalties.

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $439.2 million as of September 30, 2021, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials.

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

Where we share costs with our collaboration partners, such as in our GSK Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our partner.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Dollar
	2021	2020	Change
	(In thousands)
Collaboration revenue	$182,413	$5,904	$176,509
Operating expenses:
Research and development	43,066	43,819	(753)
General and administrative	13,018	15,834	(2,816)
Total operating expenses	56,084	59,653	(3,569)
Income (loss) from operations	126,329	(53,749)	180,078
Other income, net	268	1,045	(777)
Net income (loss)	$126,597	$(52,704)	$179,301

Revenue

Collaboration revenue was $182.4 million for the three months ended September 30, 2021, compared to $5.9 million for the three months ended September 30, 2020. The increase was due to $176.5 million recognized from the AL001 FTD-GRN license provided to GSK as part of the GSK Agreement. The remaining revenue was from GSK and AbbVie for research and development services provided over time. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis.

Research and Development Expenses

Research and development expenses were $43.1 million for the three months ended September 30, 2021, compared to $43.8 million for the three months ended September 30, 2020. The decrease of $0.8 million was driven by the decrease in expenses for certain programs due to timing of manufacturing runs and clinical trial start-up costs. These were offset by a $3.4 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees.

	Three Months Ended September 30,		Dollar
	2021	2020	Change
	(In thousands)
Direct research and development expenses
AL001	$5,603	$10,963	$(5,360)
AL101	2,181	1,240	941
AL002	2,651	6,118	(3,467)
AL003	1,569	2,244	(675)
AL044	3,452	3,783	(331)
Other early stage programs	8,093	5,589	2,504
Indirect research and development expenses
Personnel related (including stock-based compensation)	14,479	11,035	3,444
Facilities and other unallocated research and development expenses	5,038	2,847	2,191
Total research and development expenses	$43,066	$43,819	$(753)

General and Administrative Expenses

General and administrative expenses were $13.0 million for the three months ended September 30, 2021, compared to $15.8 million for the three months ended September 30, 2020. The decrease of $2.8 million was driven by a $3.0 million decrease in legal expense due to arbitration costs ending in 2020.

Other Income, Net

Other income, net was $0.3 million for the three months ended September 30, 2021, compared to $1.0 million for the three months ended September 30, 2020. The decrease of $0.8 million was due to lower investment yields on our marketable securities.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Dollar
	2021	2020	Change
	(In thousands)
Collaboration revenue	$193,091	$16,245	$176,846
Operating expenses:
Research and development	136,617	112,486	24,131
General and administrative	38,105	46,175	(8,070)
Total operating expenses	174,722	158,661	16,061
Income (loss) from operations	18,369	(142,416)	160,785
Other income, net	910	4,367	(3,457)
Net income (loss)	$19,279	$(138,049)	$157,328

Revenue

Collaboration revenue was $193.1 million for the nine months ended September 30, 2021, compared to $16.2 million for the nine months ended September 30, 2020. The increase was due to $176.8 million recognized from the AL001 FTD-GRN license provided to GSK as part of the GSK Agreement. The remaining revenue was from GSK and AbbVie for research and development services provided over time. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis.

Research and Development Expenses

Research and development expenses were $136.6 million for the nine months ended September 30, 2021, compared to $112.5 million for the nine months ended September 30, 2020. The increase of $24.1 million was driven by a $12.2 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. Expenses increased by $10.4 million for other early stage programs as we continue to invest in developing our pipeline. In addition, we had a $5.2 million increase in facilities and other unallocated R&D expenses due to increasing depreciation, rent expense, and 23% increase in headcount. This was offset by a $3.7 million decrease in AL001 due to timing of manufacturing runs and reimbursement of research and development expenses as part of the GSK Agreement that are recognized as contra research and development expenses.

	Nine Months Ended September 30,		Dollar
	2021	2020	Change
	(In thousands)
Direct research and development expenses
AL001	$23,290	$27,011	$(3,721)
AL101	4,222	3,783	439
AL002	17,362	14,041	3,321
AL003	4,357	6,951	(2,594)
AL044	7,708	8,843	(1,135)
Other early stage programs	24,283	13,904	10,379
Indirect research and development expenses
Personnel related (including stock-based compensation)	41,675	29,465	12,210
Facilities and other unallocated research and development expenses	13,720	8,488	5,232
Total research and development expenses	$136,617	$112,486	$24,131

General and Administrative Expenses

General and administrative expenses were $38.1 million for the nine months ended September 30, 2021, compared to $46.2 million for the nine months ended September 30, 2020. The decrease of $8.1 million was driven by a $10.2 million decrease in legal expense due to arbitration costs ending in 2020. This was offset by an increase of $1.4 million to support the growth of the business related to information technology and other support services.

Other Income, Net

Other income, net was $0.9 million for the nine months ended September 30, 2021, compared to $4.3 million for the nine months ended September 30, 2020. The decrease of $3.5 million was due lower investment yields on our marketable securities.

Liquidity and Capital Resources

Since our inception through September 30, 2021, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of September 30, 2021, we had $777.9 million of cash, cash equivalents, and marketable securities. As of September 30, 2021, we had an accumulated deficit of $390.8 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, combined with the additional anticipated proceeds expected from the GSK collaboration in the first quarter of 2022, will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the timing and progress of preclinical and clinical development activities; including, without limitation, our collaboration efforts with AbbVie and GSK;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in) operating activities	$347,816	$(119,076)
Cash provided by (used in) investing activities	97,090	(116,603)
Cash provided by financing activities	21,657	231,017

Operating Activities

For the nine months ended September 30, 2021, cash provided by operating activities was $347.8 million. This was mainly due to the net income of $19.3 million. We had net income due to the revenue recognized from the GSK Agreement with the remainder of the $500 million upfront payment received increasing deferred revenue by $306.9 million. We also had a decrease of $5.5 million in accrued liabilities and accrued clinical supply costs. This was offset by a non-cash charge of $28.1 million for stock-based compensation.

For the nine months ended September 30, 2020, cash used in operating activities was $119.1 million. This was mainly due to the net loss of $138.0 million and the decrease in deferred revenue of $16.2 million as revenue was recognized related to the AbbVie Agreement. This was offset by a non-cash charge of $21.6 million for stock-based compensation and an increase of $15.0 million in accrued liabilities and accrued clinical supply costs.

Investing Activities

For the nine months ended September 30, 2021, cash provided in investing activities of $97.1 million was primarily related to the maturities of marketable securities of $228.8 million offset by purchases of marketable securities of $139.7 million and sales of marketable securities of $10.7 million.

For the nine months ended September 30, 2020, cash used in investing activities of $116.6 million was primarily related to the purchase of short-term marketable securities of $414.9 million offset by the proceeds from maturities of marketable securities of $302.6 million. In addition, we used cash for the purchase of $4.2 million of property and equipment.

Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities of $21.7 million was primarily from the exercise of options to purchase common stock.

For the nine months ended September 30, 2020, cash provided by financing activities of $231.0 million was primarily from $224.6 million net proceeds of the issuance of 9,602,500 shares of our common stock upon the completion of a follow-on public offering. In addition, we received $5.7 million cash from exercise of options to purchase common stock.

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

Revenue Recognition

We recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under arrangements, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative SSP. The relative SSP for each deliverable is estimated using external sourced evidence if it is available. If external sourced evidence is not available, we use our best estimate of the SSP for the deliverable.

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended September 30, 2021, we had a 1% increase in the forecast of the total expected costs. For the three months ended September 30, 2021, the increase in the overall expected costs to satisfy the performance obligation resulted in an approximately $1.0 million reduction in revenue compared to if the expected costs had remained the same, as a result of the cumulative catch up for the change in estimate.

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

We had cash, cash equivalents, and marketable securities of $777.9 million as of September 30, 2021, which consisted primarily of bank deposits, money market funds, government marketable securities, and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.9 million.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since inception except for the current periods with upfront license revenue. We had net income of $126.6 million and $19.3 million for the three and nine months ended September 30, 2021, respectively. We incurred net losses of $52.7 million and $138.0 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $390.8 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we currently generate from our collaboration arrangements with AbbVie Biotechnology, Ltd. (AbbVie) is variable and limited in amount. For our collaboration with AbbVie, we recognize collaboration revenue by measuring the progress towards complete satisfaction of the performance of obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

On July 1, 2021, we entered into an agreement with GSK (GSK Agreement) to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101. Under the terms of the GSK Agreement, we receive $700 million in upfront payments, of which $500 million was received in the third quarter of 2021 and $200 million is expected to be invoiceable in the first quarter of 2022. In addition, based on the development and commercialization plan for AL001 and AL101, we will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments.

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

As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $777.9 million. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses. In May 2020, we established an

“at-the-market” facility for the sale of up to $150 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not issued any shares pursuant to any at-the-market offerings but may at a future date.

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

Amyloid Related Imaging Abnormalities (ARIA) have been observed in our ongoing AL002 Phase 2 trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. The risk of ARIA has been shown to increase in this patient population with the administration of certain Alzheimer's disease therapeutics. The large majority of ARIA cases observed in our Phase 2 study were asymptomatic and non-serious and a small number were defined as serious adverse events. ARIA typically resolves or stabilizes within four to 16 weeks with or without treatment. Earlier this year, we elected to amend part of the AL002 Phase 2 clinical trial protocol to include additional steps to potentially mitigate risk associated with ARIA. We are conducting this study under the guidance of an Independent Data

Monitoring Committee (IDMC) that is allowed to review unblinded data, including imaging data, and to make trial recommendations. We, along with the IDMC, will continue to monitor the AL002 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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
•
The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to covered recipients, including physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, for data reported in 2022 and collected in 2021, these reporting obligations with respect to covered recipients are extended to include payments and transfers of value made during the previous year to certain non-physician providers, including physician assistants and nurse practitioners, among others.
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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our previously disclosed arrangements with AbbVie and Adimab, LLC (Adimab). We have entered into a licensing agreement with Innovent Biologics to develop and commercialize our AL008 product, an anti-SIRP-alpha antibody for the treatment of oncology indications in China. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101. The GSK Agreement was made effective on August 17, 2021.

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

Our rights to develop and commercialize our product candidates depend upon option rights to certain patent rights and proprietary technology from third parties, and are subject, in part, to the terms and conditions of agreements with others.

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

Furthermore, our or our collaborators’ patents may be subject to a reservation of rights by one or more third parties. For example, we received an award from the National Institute of Health in support of our research into the production and characterization of novel therapeutic antibodies against the neurotrophic factor PGRN degrading receptor Sortilin. As a result, the U.S. government may have certain rights to resulting intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of the government funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in facilities in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, particularly our Chief Executive Officer, Dr. Arnon Rosenthal, and our scientific and medical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to either find suitable replacements in the event of such loss or to attract senior management personnel to fill open positions, could result in delays in the development of our product candidates and harm our business.

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

As of September 30, 2021, we had 185 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
•
volatility with respect to the financial reporting related to such arrangements, such as our expected variability in the recognition of revenue each quarter from the AbbVie and GSK Agreements based on the percentage-of-completion basis under the applicable accounting rules;
•
assumption of indebtedness or contingent liabilities;
•
issuance of our equity securities which would result in dilution to our stockholders;
•
assimilation of operations, intellectual property, products, and product candidates of an acquired company by our partners, including difficulties associated with integrating new personnel;
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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
10.1	Transition Agreement, dated September 7, 2021, by and between Shehnaaz Suliman and Alector, LLC.	8-K	001-38792	10.1	9/7/2021
10.2	Letter Agreement, dated September 7, 2021, by and between Robert Paul and Alector, LLC.	8-K	001-38792	10.2	9/7/2021
10.3	Confidential Consulting Agreement, effective September 3, 2021, by and between FLG Partners and Alector, LLC.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

ALECTOR, INC.

Date: November 4, 2021	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Linda Rubinstein
Linda Rubinstein
Interim Chief Financial Officer (Principal Financial and Accounting Officer)