Form 10-K
period 2021-12-31
Alector, Inc.
filed 2022-02-24
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,192.5 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2021 of $20.03 per share.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2022 was 82,039,774.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2021 fiscal year ended December 31, 2021.

Alector, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•
our plans relating to the development and manufacturing of our product candidates and research programs, including additional indications that we may pursue;
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
•
the need to hire additional personnel and our ability to attract and retain personnel, especially in light of a very competitive compensation environment;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•
our financial performance, including potential volatility in our stock price;
•
the impact of the ongoing coronavirus (COVID-19) pandemic, including recent and new variants, on our business;

•
the effects of a rising rate of inflation; and
•
the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements.

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

We are a clinical-stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies by restoring healthy immune function to the brain. We have advanced four product candidates, AL001, AL002, AL003, and AL101, into clinical development. Our efforts to restore and improve the function of the innate immune system to counteract disease has led us to discover candidates with potential applications in immuno-oncology. In 2022, we plan to advance three additional Alector-discovered candidates into clinical studies, AL044 for neurodegenerative disease and anti-cancer compounds AL008 and AL009.

AL001 modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders, including frontotemporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS). AL001 is initially being developed to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union, with potentially higher prevalence in Asia and Latin America.

AL001 is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). In prior clinical studies, AL001 successfully demonstrated elevation of progranulin levels back to the normal range and encouraging early signals of biomarker and clinical activity. AL001 has been well tolerated in healthy volunteers and FTD patients in our Phase 1a, Phase 1b, and Phase 2 clinical trials.

In 2021, we presented our most comprehensive dataset generated to date for AL001 from our ongoing open-label Phase 2 clinical trial, INFRONT-2 in patients with FTD with a GRN mutation. INFRONT-2 was designed to establish the safety and tolerability of chronic administration of AL001 at therapeutic doses, and also measured biomarkers of disease and clinical outcomes. Treatment with AL001 was well tolerated and demonstrated a reversal of the progranulin deficiency; progranulin levels were rapidly restored to normal ranges in both plasma and cerebrospinal fluid (CSF) for the duration of treatment. Multiple disease-relevant biomarkers trended toward normalization or remained stable, including time-dependent and durable normalization of lysosomal, inflammatory, and astrogliosis biomarkers over twelve months of treatment compared to baseline and age-matched controls, along with stable plasma and CSF neurofilament light chain (NfL) levels over 12 months. A matched historic control cohort of participants from the Genetic FTD Initiative (GENFI2) patient registry was utilized as a comparator for brain atrophy and clinical outcome assessments. Volumetric MRI found a greater than 10% reduction in atrophy rates in favor of AL001 for the whole brain and frontotemporal cortex, and an approximately 50% reduction in the rate of ventricular enlargement, relative to the GENFI2 matched control cohort. Clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that AL001 treatment slowed clinical progression by 48% compared to the GENFI2 matched control cohort.

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to AL001, but with the potential for easier administration or less frequent dosing for the treatment of more prevalent neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease. Mutations that moderately reduce the expression levels of PGRN are associated with increased risk of developing Alzheimer’s disease and Parkinson’s disease. In animal models, increased PGRN levels have been demonstrated to be protective for these diseases. In 2021, we presented interim data from our ongoing Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability of single doses of intravenously or subcutaneously administered AL101 in healthy volunteers. AL101 increased progranulin levels in the periphery and the brain persisting for one month. AL101 was found to be well tolerated at all doses administered. Alector is continuing to enroll additional cohorts to test further dosages of AL101 administered intravenously and subcutaneously, with data expected to be available in 2022.

We are developing our progranulin franchise candidates, AL001 and AL101, with GlaxoSmithKline plc (GSK).

AL002 targets Triggering Receptor Expressed on Myeloid cells 2 (TREM2) to increase the functionality of TREM2 signaling and enhance microglia cell activation. We are initially developing AL002 for the treatment of Alzheimer’s disease in collaboration with AbbVie Biotechnology, Ltd. (AbbVie). According to the United States Centers for Disease Control and Prevention, Alzheimer’s disease is a chronic neurodegenerative disease that is the most common cause of dementia, affecting nearly six million Americans in 2020, and that number is projected to rise to nearly 14 million by 2060. Alzheimer’s disease is the sixth leading cause of death in the United States.

In our Phase 1 clinical trial, AL002 demonstrated tolerability, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers. In January 2021, we initiated INVOKE-2, a randomized, controlled Phase 2 clinical trial of AL002 aiming to enroll approximately 265 patients with early Alzheimer’s disease.

Amyloid Related Imaging Abnormalities (ARIA) have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. These conditions are known to occur in Alzheimer’s disease patients and typically resolve or stabilize within four to 16 weeks with or without treatment. The risk of ARIA has been shown to increase in this patient population with the administration of certain Alzheimer's disease therapeutics.

Most ARIA cases observed in our INVOKE-2 Phase 2 clinical trial were asymptomatic and non-serious. However, a small number of serious adverse events occurred in patients with the APOE e4/e4 genotype. APOE e4/e4 homozygotes are estimated at 10-15% percent of the Alzheimer’s disease population.

In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we have discontinued dosing of APOE e4/e4 homozygotes currently in our INVOKE-2 Phase 2 clinical trial. We also plan to submit an additional voluntary amendment to the trial protocol to exclude APOE e4/e4 homozygotes from this trial. The potential impact, if any, of this protocol amendment on timing to complete enrollment of the INVOKE-2 Phase 2 clinical trial is currently being assessed. We are conducting this study under the guidance of an Independent Data Monitoring Committee (IDMC), which is allowed to review unblinded data and to make trial recommendations. We, along with the IDMC, will continue to monitor the INVOKE-2 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol.

AL003 is our second therapeutic candidate being developed to treat patients with Alzheimer’s disease in collaboration with AbbVie. AL003 focuses on modulating checkpoint receptors on the brain’s immune cells, targeting sialic acid binding Ig-like lectin 3 (SIGLEC 3, also called CD33). Similar to checkpoint inhibitors, such as drugs targeting PD-1 and PD-L1, which have been successfully developed for the treatment of certain solid tumors, AL003 is intended to block checkpoint inhibition and “release the brakes” on the brain’s immune system and thereby enable increased activation of the microglia cells of the brain to address neurodegenerative pathologies. In 2021, we presented data from the Phase 1 trial of AL003 in healthy volunteers and Alzheimer’s disease patients. AL003 was found to be well tolerated up to and including once-monthly intravenous doses of 15 mg/kg. AL003 demonstrated target engagement of CD33 in both blood and central nervous system (CNS) compartments at the tolerated dose range.

AL044 is the latest Alector-discovered therapeutic candidate for neurodegeneration. AL044 targets MS4A, a major risk locus for Alzheimer’s disease. MS4A gene family members encode a transmembrane receptor protein that is expressed selectively in microglia in the brain and is associated with control of microglia functionality and potentially with microglia viability. We intend to develop AL044 for the treatment of Alzheimer’s disease and potentially orphan neurodegenerative indications. We expect to initiate a first-in-human trial for AL044 in 2022. We own worldwide rights to AL044.

The neuroimmune system of the brain is part of the body’s innate immune system, and based on our pioneering work in immuno-neurology, we have identified potential oncology applications for several of our therapeutic programs. We believe that products focused on innate immune biology may complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system. In 2022, we expect to advance two of our immuno-oncology programs, AL008 and AL009, into the clinic.

AL008 is our lead innate immuno-oncology antibody that is designed to inhibit the CD47-SIRP-alpha (SIRPα) pathway, a potent immune checkpoint pathway co-opted by tumors to evade the immune system. AL008 is a SIRP-alpha inhibitor with a novel dual mechanism of action that inhibits immune suppression and promotes immune stimulation. We entered into a licensing agreement with Innovent Biologics (Innovent) in 2020 to develop and commercialize AL008 in China, while Alector retains development and commercialization rights in the rest of the world. First-in-human clinical studies led by Innovent are expected to commence in China in 2022 in patients with advanced solid tumors.

AL009, our second innate immuno-oncology product candidate, is a multi Siglec inhibitor that is designed to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune suppression. We plan to advance AL009 into clinical studies in patients with advanced solid tumors in 2022. We own worldwide rights to AL009.

As part of our efforts to advance our programs through clinical development and execute on the strategic approach outlined in the section titled “Business – Our Strategy,” Alector from time to time may execute partnerships with other biopharmaceutical companies. To date we have executed three licensing, co-commercialization, or co-development agreements for certain programs in our pipeline.

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

Our Strategy

Our goal is to develop therapies that harness the immune system to combat neurodegenerative diseases. The key tenets of our business strategy to achieve this goal include:

•
Building the leading, fully-integrated company focused on delivering innovative immuno-therapies, validated by human genetics, for the treatment of neurodegeneration. We believe that building a fully integrated research, development, and ultimately commercial company will enable us to develop therapies more rapidly and efficiently for patients and realize the full potential of our immuno-neurology approach and discovery capabilities.
•
Applying our proprietary capabilities to rapidly advance our product candidates through clinical proof-of-concept studies and beyond. We are focused on maximizing the probability of success of our product candidates by leveraging immunology, neurobiology, and human genetics, as well as our state-of-the-art bioinformatics, to enable better and earlier target selection. In addition, we are also focused on a biomarker-driven approach, including proprietary tools and assays, to confirm target engagement, inform patient selection, and follow clinical outcomes.
•
Maximizing the therapeutic potential of our targets and product candidates. Given the central physiological roles played by the distinct targets of our product candidates, we believe that there is significant potential for us to address multiple indications with single targets. Our goal is to expand the therapeutic and commercial potential of our targets and product candidates to additional indications, such as immuno-oncology. However, we will remain disciplined about advancing this strategy, leveraging our discovery capabilities to inform expansion areas of maximum value and highest probability of success.
•
Continuing to focus on discovering new targets and product candidates, validated by human genetics, to fulfill the full potential of our insights and platform. Our discovery capabilities are central to our efforts to rapidly identify new product candidates with compelling clinical promise. We will continue to invest in our research and discovery efforts, including evolving our proprietary analytical tools and assays, to further investigate several of our identified immune system targets as well as generate additional targets and product candidates.

Our Approach

The Role of the Innate Immune System and Microglia in Neurodegeneration

Significant evidence in the last decade has shown that neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, FTD, and ALS, are linked to a dysfunctional brain immune system. In contrast to the dual adaptive and innate components that characterize the broader human immune system, the brain’s immune system consists primarily of innate immune cells, known as microglia. These brain resident macrophages account for 10% to 15% of all cells found within the brain and are responsible for many aspects of brain health and maintenance. As the key innate immune cells in the brain, microglia respond to infection and damage, clear cell debris and pathological proteins, nurture neurons and the brain support cells, and control the number and functionality of inter-neuronal connections. Microglia have been our initial focus and new scientific advances have made it possible to understand how these key innate immune cells in the brain represent a crucial focal point for intervening, treating, or preventing neurodegenerative diseases.

Antibody
Provide nourishing factors
Microglia
Tau tangles
Neuron
Remove pathological proteins
Aβ aggregates
Astrocytes and Oligodendrocytes
Maintain synapses

Figure 1. Our antibody product candidates target microglia to harness their many potential beneficial roles in treating neurodegenerative diseases.

Significant Scientific Data Support Our Hypothesis

Understanding how the brain’s immune cells affect its structure and function, in both normal and diseased states, is in our view, the key to understanding many neurological diseases. Human genetic evidence has supported the importance of the interactions between the brain and the innate immune system. For example, most of the top risk genes for Alzheimer’s disease, identified using genetic linkage studies, candidate gene analysis, genome-wide association studies (GWAS), and whole-genome or whole-exome sequencing, regulate immune function in the brain. Many of these risk genes have been shown to express predominantly in microglia and to control the function of these cells.

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

Findings in the fields of human genetics, immunology, and neuroscience have indicated that as a result of normal aging or genetic mutations, the beneficial functions of the microglia deteriorate leading to dysfunction of neuronal connections, massive death of neurons and neurodegeneration.

Our Research and Discovery Platform

Our research and drug discovery platform leverages human genetic datasets, advanced tools in bioinformatics and imaging, and insights in neurodegeneration and immunology to: (1) identify immune system targets that play a critical role in the development of multiple neurodegenerative diseases, and rapidly develop antibody therapeutics to these targets, (2) interrogate and prioritize those targets for activity using biomarkers and related proprietary assays and preclinical models, and (3) clinically test product candidates, including in genetically defined patient populations that may be most likely to respond to treatment. We believe that these platform capabilities provide us with the tools to solve the conceptual and technical challenges associated with development of drug candidates for neurodegeneration.

We rely on proprietary immuno-neurology bioinformatics algorithms and methodologies to analyze large genetic datasets from diseased and healthy individuals, brain-based gene expression profiling, brain-based proteomics, and human pathology. These proprietary capabilities allow us to rapidly identify tractable targets, pharmacodynamic biomarkers, and patient populations associated with aberrant immune function which lead to neurodegeneration. Specifically, the priorities of our platform efforts are:

•
Target Selection. Our target selection capabilities address a wide array of factors that we believe inform efficient, optimized therapeutic outcomes, including genetic and mechanistic rationale. We leverage our bioinformatics expertise to identify genetic mutations in the brain immune system that we believe increase the risk of disease onset and progression. We employ a functional genomics approach which utilizes state of the art techniques such as CRISPRi/a, PERTURB seq, single cell transcriptomics, proteomics and metabolomics in relevant in vitro systems such as hiPSC microglia and in vivo systems such as mouse/rat models to elucidate the immune dysfunction caused by these mutations. We then seek to engineer immune modulating antibody product candidates to functionally counteract the harmful consequence of these genetic mutations. We leverage in vitro and in vivo functional tools to validate the activity of our product candidates and their ability to cross the blood brain barrier at sufficient quantities to be therapeutically effective.
•
Biomarker Selection. We are able to identify and employ molecular biomarkers, assays, and imaging techniques that are tailored to our product candidates to confirm target engagement and quantify their therapeutic impact, allowing us to potentially interpret the clinical impact of our compounds earlier than would be expected using traditional clinical measures.
•
Patient Selection. We utilize genetic screening and biomarkers in certain orphan disease programs to better align a patient’s specific diagnosis with the targeted intervention in our clinical studies.
•
Biologics Discovery. We pursue a comprehensive antibody discovery strategy using in vivo (multiple species, hybridoma and single B cell technology) and in vitro directed evolution (phage and yeast display) approaches. We leverage our advanced antibody engineering capabilities to design and optimize biotherapeutics.

We employ gene expression profiling, proteomics, brain imaging, and data on disease pathology as well as our own preclinical and clinical data to continually refine our proprietary immuno-neurology algorithms and methodologies. Using our drug discovery platform capabilities to identify targets that are validated by human genetics, disease biomarkers, and responsive patient populations, we believe that we are positioned for greater probability of technical success on more efficient timelines relative to historical drug development in neurodegeneration.

Our Pipeline Programs

Figure 2. The following table highlights our clinical programs.

In addition to our preclinical and clinical programs described above, we continue to expand the number of research programs in our pipeline for indications including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, and oncology.

Our Progranulin Program

Our first development program is focused on modulating levels of PGRN, a key regulator of microglia function in the brain with strong genetic links to FTD and other neurodegenerative disorders. Individuals carry two copies of the PGRN gene that function together to produce healthy levels of PGRN throughout the body. Mutations in both copies of the PGRN gene lead to a neurodegenerative disease called neuronal ceroid lipofuscinosis, which is typified by childhood dementia, vision loss, and epilepsy. Mutations in a single copy of the PGRN gene result in a drop of between 50% and 70% in the level of PGRN and consequently lead to development of FTD with about 90% penetrance by 75 years of age. Moreover, large scale human genetic studies suggest that regulatory mutations in the gene for PGRN, which lead to a more modest decrease in the level of PGRN, increases the risk for Alzheimer’s disease and Parkinson’s disease, making PGRN a significant risk gene for these disorders as well.

Healthy levels of PGRN are associated with many cellular processes that include, but are not limited to, normal microglial activities, neuronal survival, and lysosome function. PGRN deficiency disrupts microglia-neuronal homeostasis in the brain and promotes neurodegeneration through the release of cytotoxic cytokines and complement factors by dysfunctional microglia. Moreover, these microglia activate astrocytes, which in turn, damage neurons. Thus, lack of PGRN leads to disrupted health and function of both neurons and microglia and if not corrected, leads to rapid neurodegeneration.

Figure 3. PGRN deficiency disrupts homeostasis between microglia and neurons, and promotes neurodegeneration during aging.

SORT1 Controls PGRN Levels in the Body

Human and mouse genetic studies have identified the neurotrophic factor PGRN degrading receptor Sortilin (SORT1) as a major negative regulator of PGRN levels in plasma and the brain. SORT1 is a sorting receptor on the cell surface and on the endoplasmic reticulum-Golgi apparatus within the cell. SORT1 binds to extracellular PGRN in the plasma and brain and transports it into cells for degradation by the lysosome resulting in decreasing levels of extracellular PGRN. SORT1 deficiency increases PGRN plasma and brain levels by two to three-fold in mouse models, while variants that modestly reduce expression of SORT1 increase the level of PGRN in humans.

Moreover, genetic loss of SORT1 in mice does not lead to the adverse effects associated with genetic loss of PGRN, and PGRN continues to function as expected in the absence of SORT1. These studies and others have indicated to us that blocking SORT1 with a pharmacological agent could be a safe and effective approach in increasing the level of functional PGRN in the brain.

We have developed two distinct product candidates that target SORT1, AL001 and AL101, designed to increase PGRN levels in the brain of patients to counteract the damage sustained due to low PGRN levels in neurodegenerative disorders. Our first product candidate, AL001, is intended to treat orphan disorders, including genetic forms of FTD such as in patients that are missing a functional copy of the PGRN gene (FTD-GRN). Our second PGRN product candidate, AL101, is intended to treat widely prevalent neurodegenerative disorders such as Alzheimer’s disease and Parkinson’s disease, in addition to FTD. We have partnered with GSK to develop and commercialize our PGRN product candidates. For more information on our collaboration with GSK see the section titled “Business—Strategic Alliance with GSK.”

AL001 and AL101 received orphan drug designation from the FDA for the treatment of FTD, as well as Fast Track designation for the treatment of patients with FTD-GRN. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity. This exclusivity precludes the FDA from approving another marketing application for the same drug for the same indication for that time period, unless the later product is clinically superior. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Fast Track designation is designed to facilitate the development and expedite the review of therapies which treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review, and additionally, a rolling submission of the marketing application.

AL001 for the Treatment of FTD

Our first product candidate, AL001, is a humanized recombinant monoclonal antibody that increases the levels of PGRN in the brains of FTD-GRN patients. Administered via intravenous peripheral infusion, AL001 functions by shutting down the SORT1 degradation mechanism for PGRN and increasing the circulating half-life of the functional PGRN in the brain. We are initially developing AL001 for the treatment of symptomatic frontotemporal dementia due to a progranulin gene mutation.

Overview of FTD

FTD is a rapidly progressing and severe degenerative brain disease with no approved treatment. FTD is a form of dementia found most frequently in individuals less than 65 years old at time of diagnosis. Patients with FTD exhibit a range of personality-related symptoms, including compulsive behavior, lack of restraint, apathy, and anxiety as well as language and behavioral problems. The rate of disease progression in FTD is faster than in Alzheimer's disease. Average life expectancy in FTD patients is seven to 10 years after the start of symptoms. FTD symptoms have an insidious onset with clinical symptoms usually appearing between 45 to 65 years of age at an average age of 58. Hence, FTD is considered an early-onset dementia as compared to late-onset Alzheimer’s disease, and is more common than Alzheimer’s disease in early-onset dementia under the age of 60 years.

Figure 4. MRI of frontal and temporal atrophy in FTD.

Although FTD was poorly understood and thought to be rare, over the past decade the scientific community has gained a knowledge about the biology of FTD as well as an awareness of disease prevalence. FTD affects roughly 50,000 to 60,000 people in the United States and roughly 110,000 in the European Union. There are multiple heritable forms of FTD; to date, researchers have identified over 70 inherited loss of function mutations in PGRN that lead to FTD. FTD-GRN patients represent 5% to 10% of all people with FTD.

Figure 5. Mutations in a single copy of PGRN result in a 50% or greater decrease in the level of PGRN and result in a greater than 90% probability of developing FTD.

In FTD-GRN patients, inhibition of SORT1 through AL001 represents a potential mechanism to compensate for the over 50% reduction of PGRN. AL001 is intended to reduce the ability of SORT1 to bind to and degrade PGRN, leading to increases in the levels of PGRN by increasing its circulating half-life. We have tested our PGRN program antibodies in various animal models, healthy volunteers, and FTD-GRN patients and have achieved significantly elevated, long-lasting levels of PGRN in the brain after intravenous administration.

Figure 6. Mechanism of action for our PGRN programs. AL001 binds to SORT1 and prevents degradation of PGRN, increasing its circulating half-life significantly. A similar mechanism of action is also applicable for AL101.

Our PGRN Product Candidates Development Plan and Clinical Trial Results to Date

AL001 is currently being studied in a global pivotal Phase 3 trial in both at-risk and symptomatic participants with FTD-GRN, named INFRONT-3. The randomized, double-blind, placebo-controlled trial will enroll up to 180 FTD-GRN mutation carriers across approximately 50 clinical sites in the United States, Canada, Europe and Australia. Symptomatic and at-risk participants will be randomized to receive AL001 or placebo intravenously every four weeks. Participants will also be given the option to continue receiving treatment in an open-label extension study. The primary endpoint of the pivotal Phase 3 trial is to measure the effect of AL001 on clinical decline by utilizing the CDR® plus NACC FTLD-SB assessment, which evaluates clinical impairments in behavior, language, memory, judgment, and functional activities in trial participants. In addition, the Phase 3 trial will assess secondary clinical endpoints, multiple biomarkers and safety.

In 2021, we presented the most comprehensive dataset generated to date for AL001 from our ongoing open-label Phase 2 INFRONT-2 clinical trial. INFRONT-2 was designed to establish the safety and tolerability of chronic administration of AL001 at therapeutic doses, and also measured biomarkers of disease and clinical outcomes. Results from up to twelve symptomatic FTD-GRN patients treated over twelve months in an open-label study showed that AL001 was well tolerated. Treatment with AL001 rapidly restored progranulin levels to normal ranges in both plasma and CSF for the duration of treatment.

Figure 7. AL001 treatment restores PGRN levels back to normal range in symptomatic FTD-GRN patients enrolled in our Phase 2 trial.

In addition to reviewing PGRN levels in plasma and CSF, we evaluated disease-associated proteins, including lysosomal (e.g., CTSD, LAMP1), complement (C1QB), and astrogliosis (GFAP) biomarkers along with neurofilament light chain (NfL). In our Phase 2 trial results presented in 2021, multiple of these disease-relevant biomarkers of lysosomal function, complement activation, astrogliosis, and neuronal health trended toward normalization or remained stable over twelve months of treatment compared to baseline and age-matched controls.

Figure 8. AL001 treatment normalizes lysosomal and complement biomarkers in CSF symptomatic FTD-GRN patients enrolled in our Phase 2 trial. (1) The control group included N = 44 age-matched procured control samples, (2) at Baseline N = 11 FTD-GRN participants, (3) at 6 months treatment with AL001 N = 9 FTD-GRN participants, and (4) at 12 months treatment with AL001 N = 10 FTD-GRN participants

Figure 9. AL001 treatment decreases GFAP levels towards normal levels in plasma and CSF of symptomatic FTD-GRN participants enrolled in our Phase 2 trial, suggesting a reduction in astrogliosis.

Figure 10. NfL levels in plasma and CSF are stable over 12 months in AL001-treated symptomatic FTD-GRN participants enrolled in our Phase 2 trial.

To provide context for the clinical outcomes observed in the open-label INFRONT-2 trial, a matched control cohort of ten FTD-GRN participants from the Genetic FTD Initiative (GENFI2) was created using the propensity score matching technique. These ten GENFI2 patients were identified based on the CDR® NACC FTLD SB at baseline and further refined by matching based on age, NfL levels, and clinical diagnosis at baseline, all done on a blinded basis without access to longitudinal results.

Using volumetric MRI, we found a greater than 10% reduction in the atrophy rates in favor of the AL001 treated FTD-GRN patient population for the whole brain and frontotemporal cortex measures, and an approximately 50% reduction in the rate of ventricular enlargement, relative to the matched control GENFI2 cohort of FTD-GRN.

Figure 11. vMRI data suggest slowing of ventricular enlargement and brain atrophy in AL001 treated FTD-GRN patients enrolled in our Phase 2 trial.

In the Phase 2 trial, we also assessed clinical outcomes using the CDR® plus NACC FTLD-SB scale. The CDR® plus NACC FTLD-SB is the Clinical Dementia Rating Scale plus National Alzheimer’s Coordinating Center frontotemporal lobar degeneration sum of boxes rating scale developed for patients with FTD. AL001 treatment was estimated to slow disease progression by 48% in 12 patients at twelve months.

Figure 12. Treatment with AL001 showed a slowing of clinical progression in FTD-GRN patients enrolled in our Phase 2 trial relative to matched GENFI2 controls. Random Coefficient Model with Repeated Measurements including baseline & all available post-baseline measurements up to 12 months.

In prior clinical trials, AL001 was well tolerated and demonstrated proof of mechanism. In our Phase 1a trial (n=50) in healthy volunteers, AL001 was well tolerated. In the Phase 1b portion of the trial (n=14) in FTD-GRN patients, there was a statistically significant increase in PGRN levels relative to baseline when compared to pooled placebo in plasma and in CSF at the prespecified follow-up time point. In addition, results from these Phase 1 studies showed that AL001 was generally well tolerated, with no drug-related serious adverse events or dose-limiting adverse events reported in the trial.

Figure 13. AL001 restores PGRN levels in symptomatic and asymptomatic FTD-GRN patients back to the normal range as seen in healthy volunteers.

Potential Additional Applications for Our PGRN Program

Beyond FTD-GRN, we believe AL001 has the potential to treat other rare diseases that share pathological mechanisms with FTD-GRN. In order to treat any other neurodegenerative diseases and the broader FTD patient population, we will be required to conduct additional clinical studies to obtain the applicable approvals for that specific patient population. We enrolled an additional genetic subset of FTD patients (FTD-C9orf72) in our open-label Phase 2 clinical trial of AL001 and may expand to additional indications in the future.

Both decreased progranulin levels and mutations in the chromosome 9 open reading frame 72 (C9orf72) gene are associated with abnormal accumulation of the TAR DNA-binding protein 43 (TDP-43). Excess aggregation of TDP-43 in brain cells is thought to lead to neuronal cell death and is associated with multiple neurodegenerative diseases, including both FTD-C9orf72 and ALS.

In 2021 we initiated a Phase 2 clinical trial evaluating the safety, tolerability, pharmacokinetics and pharmacodynamics of AL001 in people with ALS who carry a C9orf72 mutation. In preclinical studies using multiple models of acute and chronic neurodegeneration, increasing progranulin levels has been shown in the literature to reverse and be protective against TDP-43 pathology.

Overview of ALS

ALS is a devastating, fatal, progressive neurodegenerative disorder. In ALS, the motor neurons in the brain and spinal cord die, resulting in weakness, muscle atrophy, paralysis and frequently, cognitive impairment, before resulting in death from respiratory failure. Each year, more than 5,000 people in the U.S. are diagnosed with ALS and an estimated 20,000 are living with the disease. Mutations within multiple genes, including the C9orf72 gene, are believed to cause the disease. Such mutations can lead to an accumulation of TDP-43 in the cells resulting in neuronal death and an estimated 95% of ALS cases are linked to TDP-43 pathology. Approximately 40-50% of all familial ALS and up to 10% of sporadic ALS cases are attributed to the C9orf72 mutation. Currently approved medications for ALS confer only a modest survival benefit and new treatment options are urgently needed.

AL101 for the Treatment of Alzheimer’s Disease and Parkinson’s Disease

We are developing a second product candidate in our PGRN programs, AL101, a humanized recombinant monoclonal antibody that also targets SORT1 and is designed to elevate progranulin levels similar to AL001, but with the potential for easier administration or less frequent dosing. We are developing AL101 to target large chronic neurodegenerative diseases, such as Alzheimer’s disease and Parkinson’s disease.

Polymorphic mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models.

In 2021 we presented interim data from our on-going Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics and bioavailability of single doses of intravenously or subcutaneously administered AL101 in healthy volunteers. AL101 was found to be generally well tolerated. Further, we believe study results show proof of mechanism for AL101 given that increases in progranulin levels were observed in the periphery and the brain persisting for one month. We are continuing to enroll additional cohorts to test further dosages of AL101 administered intravenously and subcutaneously and expect data to be available for these cohorts in 2022.

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

While estimates of the prevalence of Alzheimer’s disease vary, the Alzheimer’s Association estimates that in 2020, there were more than five million Americans ages 65 and older suffering from Alzheimer’s disease and that number is projected to nearly triple by 2060. Alzheimer’s disease is the sixth leading cause of death in the United States and the fifth-leading cause of death for those ages 65 and older.

In addition to its debilitating effect on patients’ cognition and day-to-day functioning, Alzheimer’s disease places a significant burden on the healthcare system. According to the Alzheimer’s Association, the aggregate cost of care in 2020 for patients with Alzheimer’s disease and other types of dementia in the United States was estimated to be $305 billion, nearly two-thirds of which is borne by the Medicare system. Total payments for health care, long-term care, and hospice care for people with Alzheimer’s and other dementias in the United States are projected to increase to more than $1.1 trillion in 2050.

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

Our TREM2 Program

TREM2 is a transmembrane receptor protein that is expressed on a subset of innate immune cells and selectively on microglia in the brain. TREM2 on microglia cells is thought to promote improved cell migration to the site of injury, improved cell survival, increased phagocytosis, and increased cell proliferation. Rare individuals with homozygous TREM2 mutations, or mutations on both chromosomal copies, may develop neurodegeneration by the age of 40 with an average lifespan of 10 years following diagnosis. A gene variant in one of the two copies of TREM2 is found to increase the risk of Alzheimer’s disease by threefold. Not only do mutations in a single copy of TREM2 increase the risk of Alzheimer’s disease significantly, but Alzheimer’s disease patients with TREM2 mutations exhibit an earlier onset of symptoms by three years and an increased rate of brain volume loss compared to individuals without such mutation. Evidence also suggests that a gain of function mutation leading to increased expression of TREM2 confers a protective phenotype against Alzheimer’s disease.

The discovery of strong genetic linkage of TREM2 to Alzheimer’s disease in 2013 was one of the first examples in which large scale genomic analyses were used to identify a rare gene variation and link it to an increase in the risk of late-onset Alzheimer’s disease.

TREM2 binds to membrane lipids and lipoproteins such as Apolipoprotein E (ApoE) which are normally found in the brain. Polymorphisms in the gene for ApoE are also known to significantly increase the risk of development of Alzheimer’s disease and are the single highest risk factor for Alzheimer’s disease.

AL002 for the Treatment of Alzheimer’s Disease

Our product candidate, AL002, is a humanized, TREM2 activating, monoclonal antibody that is intended to be delivered by intravenous, peripheral infusion. AL002 is a microglia cell regulator that modulates the TREM2 receptor and is being developed for the treatment of Alzheimer’s disease in collaboration with AbbVie. For more information on our collaboration with AbbVie see the section titled “Business—Strategic Alliance with AbbVie.”

AL002
TREM2
P
P
P
P
Syk

Intended to improve survival, proliferation, function of microglia

Figure 14. Mechanism of action of our TREM2 activating product candidate AL002.

There are currently no cures for Alzheimer’s disease. One therapy, directed at an underlying pathology of the disease, has been approved by the FDA using Accelerated Approval based on its effect on a surrogate endpoint, the reduction of amyloid-beta plaques. There are only two classes of approved therapies for symptomatic treatment: acetylcholinesterase inhibitors and glutamatergic modulators. These drugs are designed to help preserve neuronal communication, but only provide temporary benefit and do not slow or halt neuronal death. In addition, antidepressants and antipsychotics are often prescribed off-label to treat the symptoms of severe Alzheimer’s disease in patients suffering from agitation, aggressive behaviors, psychosis, and depression.

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

Although amyloid-beta plaques and TAU protein in the brain represent physical pathologies of the disease and are believed to cause a loss of neuronal connectivity in the brain and neuronal death, recent scientific data paints a more complex picture. We believe more efficacious therapies will likely require addressing multiple pathologies including those associated with microglial failure.

Our TREM2 Clinical Program

In January 2021, we initiated our Phase 2 trial in Alzheimer’s disease patients in early stages of the disease. The randomized, double-blind, placebo-controlled, dose-ranging, multi-center Phase 2 trial will enroll approximately 265 participants with early AD at up to 90 sites globally. The primary endpoint of the Phase 2 trial will measure disease progression utilizing the Clinical Dementia Rating Sum of Boxes (CDR-SB). The trial will also measure multiple fluid and imaging biomarkers, and assess several secondary clinical, pharmacokinetic and pharmacodynamic endpoints, as well as safety to generate data enabling pivotal Phase 3 studies. In our Phase 1 clinical trial, AL002 demonstrated tolerability, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers and Alzheimer's disease patients.

ARIA have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. These conditions are known to occur in Alzheimer’s disease patients and typically resolve or stabilize within four to 16 weeks with or without treatment. The risk of ARIA has been shown to increase in this patient population with the administration of certain Alzheimer's disease therapeutics.

Most ARIA cases observed in our INVOKE-2 Phase 2 clinical trial were asymptomatic and non-serious. However, a small number of serious adverse events occurred in patients with the APOE e4/e4 genotype. APOE e4/e4 homozygotes are estimated at 10-15% percent of the Alzheimer’s disease population.

In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we have discontinued dosing of APOE e4/e4 homozygotes currently in our INVOKE-2 Phase 2 clinical trial. We also plan to submit an additional voluntary amendment to the trial protocol to exclude APOE e4/e4 homozygotes from this trial. The potential impact, if any, of this protocol amendment on timing to complete enrollment of the INVOKE-2 Phase 2 clinical trial is currently being assessed. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations. We, along with the IDMC, will continue to monitor the INVOKE-2 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol.

In 2019, we completed the Phase 1a portion (n=56) of a clinical trial in healthy volunteers with AL002. AL002 was well tolerated in the single ascending dose part of the Phase 1 trial. In addition, a dose dependent and statistically significant change in both soluble TREM2 (sTREM2) and downstream biomarkers for microglia functionality in CSF were observed upon treatment, indicating both target engagement and proof-of-mechanism in healthy volunteers. Based on the tolerability observed in the Phase 1a healthy volunteer trial, as well as encouraging biomarker data, we initiated the Phase 1b portion of the trial with AL002 in people with Alzheimer’s disease. However, based on the data collected to date in preclinical studies as well as in healthy volunteers, and in alignment with our partner AbbVie, we closed enrollment in the Phase 1b trial, which was impacted by the COVID-19 pandemic, and shifted to initiating our Phase 2 trial.

Figure 15. In healthy volunteers, a dose dependent decrease in sTREM2 and an increase in CSF-1R, a biomarker of microglial activation was observed in the AL002 Phase 1 clinical trial. CSF samples were taken from the five highest dose cohorts. The data shown are derived from analysis of CSF samples from 34 healthy volunteers (* denotes p<0.05 by T-test, *** denotes p<0.001 by T-test).

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

Figure 16. AL002s statistically significantly increases the number of microglia around amyloid-beta plaques (middle) and reduces the area occupied by amyloid-beta plaques (right) in a mouse model of Alzheimer’s disease. (**** indicates p<0.001 by T-test)

Figure 17. AL002s statistically significantly improves cognitive deficit in a mouse model of Alzheimer’s disease. (**** indicates p<0.0001 by T-test)

Our SIGLEC 3 Program

Large scale genomic profiling of datasets from Alzheimer’s disease patients has been used to identify the association between certain variants of SIGLEC 3 and increased risk to develop Alzheimer’s disease. SIGLEC 3 is an inhibitory receptor expressed on microglia and acts as the brakes of the immune system in the brain, slowing down microglial activity. Excessive inhibition of the microglia by the disease risk variant of SIGLEC 3, which increases expression of the inhibitory SIGLEC 3 receptor on microglia, leads to reduced functionality of the myeloid cells, and consequently, increased deposition of amyloid-beta plaques and accelerated loss of tissue in the brain of Alzheimer’s disease patients that carry this risk variant.

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

AL003 for Treatment of Alzheimer’s Disease

Our product candidate, AL003, is a SIGLEC 3 blocking, monoclonal antibody that is intended to be delivered by intravenous, peripheral infusion. The function of SIGLEC 3 on microglia is similar to the immune inhibitory function of PD-1, an immune checkpoint, on T-cells. AL003 acts similarly to checkpoint inhibitors such as drugs targeting PD-1, which have been employed successfully in immunotherapy of cancer. Both checkpoint inhibitor approaches aim to remove the “brakes” on the immune system and, in the case of AL003, thereby enable increased activation of the microglia cells of the brain to address neurodegenerative pathologies. AL003 is being developed for the treatment of Alzheimer’s disease in collaboration with AbbVie. For more information on our collaboration with AbbVie see the section titled “Business—Strategic Alliance with AbbVie.”

Figure 18. Mechanism of action of our SIGLEC 3 blocking product candidate, AL003.

Our SIGLEC 3 Preclinical and Clinical Data

In 2021 we presented data from the Phase 1 trial of AL003 in healthy volunteers and Alzheimer’s disease patients at the CTAD medical meeting. AL003 was found to be well tolerated up to and including once-monthly intravenous doses of 15 mg/kg. AL003 demonstrated target engagement of CD33 in both blood and central nervous system (CNS) compartments at well tolerated doses.

Figure 19. AL003 demonstrated target engagement in both blood and CNS compartments across the tolerated dose range.

The activity of AL003 in mice was assessed in immunodeficient mice containing human immune cells to recapitulate the human immune system as closely as possible. AL003 injected into the bloodstream of these mice blocks SIGLEC 3 on immune cells. In addition, a single intraperitoneal injection of AL003 into mice that express the human SIGLEC 3 in microglia leads to a long-lasting, statistically significant blockade of SIGLEC 3 on the cell surface of microglia in the brain, indicating that AL003 is potentially able to cross the blood brain barrier and exert its desired activity.

Our MS4A Program

MS4A is among the most prominent genetic risk locus for late-onset Alzheimer’s disease. Risk variants of MS4A locus are associated with an increase in the prevalence of Alzheimer’s disease and a decrease in the age of onset. MS4A gene family members encode a transmembrane receptor protein that is expressed selectively in microglia in the brain and is associated with control of microglia functionality and potentially with microglia viability. Our AL044 product candidate was designed to counteract the risk variants of the MS4A gene family and to functionally convert the risk variants of the MS4A gene family to the protective variant. We expect that AL044 will mimic and exceed the beneficial activity of the protective MS4A variant, which we believe may potentially decrease the progression of Alzheimer’s disease.

Figure 20. AL044 is designed to mimic and exceed the beneficial activity of the protective MS4A variant, which we believe may stop or slow the progression of Alzheimer’s disease.

AL044 for the Treatment of Alzheimer’s Disease

AL044 is the latest Alector-discovered humanized, MS4A function modulating monoclonal antibody for neurodegenerative diseases. AL044 targets the MS4A gene family. MS4A has been identified as a genetic risk locus for Alzheimer’s disease. We intend to develop AL044 for the treatment of Alzheimer’s disease and potentially orphan neurodegenerative indications. We expect to initiate first-in-human trials for AL044 in 2022. We own worldwide rights to AL044.

Alector's Emerging Innate Immuno-oncology Pipeline

Immuno-oncology

We are also expanding our discovery platform to other indications, such as the field of immuno-oncology. We believe that products focused on innate immune biology will complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system. Microglia display similar gene expression and function to the innate cells of the peripheral, or non-brain, immune system. These peripheral innate immune cells such as macrophages, monocytes, NK cells, and others, likely play a significant role in multiple chronic diseases including cancer, inflammation, and autoimmune disorders. We are leveraging our expertise in the innate immune system to develop additional innate immune checkpoint focused programs, including programs targeting the SIRP protein family and the Siglec protein family, for peripheral disorders, particularly cancer. In 2022, we expect the first two of our innate immuno-oncology programs, AL008 and AL009, to advance into the clinic.

Figure 21. Neurodegeneration and cancer converge at the innate immune system. We believe substantial functional overlap exists between tumor associated macrophages and microglia.

AL008, Our SIRP-alpha Program

AL008 is a monoclonal antibody that inhibits SIRP-alpha. AL008's dual mechanism of action non-competitively antagonizes the CD47-SIRP-alpha pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (shut down "don't eat me signal") while also engaging Fc gamma receptors to promote immuno-stimulatory pathways that drive anti-tumor immunity. By targeting the SIRP-alpha receptor, which is primarily expressed on myeloid cells, we believe AL008 may be able to avoid the antigen sink and on-target clinical adverse effects observed with certain CD47-targeting agents. Furthermore, AL008 is designed to bind selectively to SIRP-alpha without cross-reacting to other SIRP family members, such as SIRP-gamma. This specificity allows AL008 to antagonize the inhibitory CD47-SIRP-alpha pathway while preserving the T cell-activating CD47-SIRP-gamma pathway. We entered into a regional licensing agreement with Innovent to develop and commercialize AL008 in China and the Phase 1 first-in-human clinical trial led by Innovent is expected to commence in China in 2022. We own the rest-of-world rights to AL008.

AL009, Our Multi Siglec Program

AL009 is our second innate immuno-oncology program and is a multi Siglec inhibitor that works to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune suppression. AL009 is a targeted sialic acid trap that is designed to interrupt Siglec inhibitory signals preferentially on innate immune cells in order to confer therapeutic benefit in oncology indications. We plan to initiate Phase 1 first-in-human clinical studies in the United States in 2022. We own worldwide rights to AL009.

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

Strategic Alliance with GSK

Overview

In July 2021, we entered into a Collaboration and License Agreement with GSK, pursuant to which we and GSK will collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including AL001 and AL101. The GSK Agreement was made effective on August 17, 2021.

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. In the United States, the parties will equally share profits and losses from commercialization of AL001 and AL101. Outside of the United States, we will be eligible for double-digit tiered royalties.

The parties will jointly develop AL001 and AL101. We will lead the global clinical development of AL001 and AL101, other than with respect to Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications, which will be led by GSK. Development costs will be shared 60% by GSK and 40% by us, except that we will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

In the United States, the parties will be jointly responsible for commercialization of AL001 and AL101, with us leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, GSK will be solely responsible for commercialization of AL001 and AL101 for all indications. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product and the Company will receive tiered royalties on net sales in the United States instead of a share of profits or losses. GSK may terminate the agreement with 180 days' notice at any time, but the Company does not need to repay any portion of the payments received.

Governance. The collaboration is governed by a joint steering committee (JSC). The JSC may establish additional subcommittees to oversee particular projects or activities. Subject to limitations specified in the GSK Agreement, if the applicable governance committee is unable to make a decision by consensus and the parties are unable to resolve the issue through escalation to specified senior executive officers of the parties, then the issue is escalated to an alternative dispute resolution subject to final decision-making rights retained by each party.

Exclusivity. During the term of the GSK Agreement, each of Alector and GSK are subject to exclusivity requirements prohibiting certain activities outside of the GSK Agreement directed to targets under the GSK Agreement.

Intellectual Property. Ownership of intellectual property created in connection with the GSK Agreement is generally determined on the basis of inventorship. Generally, we have the first right to control prosecution and maintenance of licensed patents, including patents developed solely by us or jointly by the parties, in the United States, and GSK has the first right to control prosecution and maintenance of such patents outside the United States. GSK has the first right to prosecute infringement of such patents by certain third-party products. The parties shall mutually agree on which party shall control the defense against claims that a product developed under either of the programs that are the subject of the GSK Agreement infringes third-party intellectual property rights, with the party against whom such claims have been filed having the first right to defend in the absence of such mutual agreement.

Term and Termination. At any point during the term of the GSK Agreement, after a specified notice period, GSK can terminate the GSK Agreement in its entirety for convenience. Additionally, GSK or we can terminate the GSK Agreement in connection with a material breach of the GSK Agreement by the other party that remains uncured for a specified period of time.

Strategic Alliance with AbbVie

Overview

In October 2017, we entered into the Co-Development and Option Agreement with AbbVie. The primary goal of our global strategic collaboration with AbbVie is to co-develop and commercialize therapeutics to treat Alzheimer’s and other neurodegenerative diseases.

Under the AbbVie Agreement, we granted AbbVie an exclusive option to global development and commercialization for our TREM2 and SIGLEC 3 programs. The terms of the AbbVie Agreement included initial upfront payments of $205.0 million and $20.0 million from the sale of shares of our stock, and if AbbVie exercises its options for both programs, we are eligible for up to an additional $985.6 million in option exercise and milestone payments. Following AbbVie’s exercise of its option for a program, we and AbbVie will share the development costs and will split global profits after marketing approval. However, following AbbVie’s option exercise for a program, we may opt out of sharing in development costs and profits or losses from that program and instead receive a tiered royalty on sales of products from that program. We are responsible for the design and execution of Phase 1 and Phase 2 studies, taking advantage of our significant in-house expertise in running clinical trials in Alzheimer’s disease. Following its exercise of an option for a program, AbbVie will be responsible for certain development activities and global commercialization, taking advantage of its global clinical trial expertise and commercialization networks. Through this partnership, we aim to leverage the strengths of both organizations efficiently to best achieve the desired outcome.

Exercise of options. AbbVie may exercise its option for a program at any time until the expiration of the option term for that program. For each program, the option term ends following a fixed period after AbbVie’s receipt of the data package after completion of Phase 2 clinical trials that includes certain information relating to the applicable program’s research and development activities. If AbbVie fails to exercise its option during the option term for a product candidate, we will retain all rights to that program. If AbbVie exercises its option for a program, then AbbVie will lead development and commercialization activities worldwide. Once AbbVie opts in with respect to a given product candidate, AbbVie must use commercially reasonable efforts to develop and commercialize the corresponding product globally.

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

Exclusivity. During the term of the AbbVie Agreement, we and AbbVie are subject to exclusivity requirements prohibiting certain activities outside of the AbbVie Agreement directed to targets under the AbbVie Agreement.

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

Term and Termination. At any point during the term of the AbbVie Agreement, including during the research, development, and clinical trial process, AbbVie can terminate the AbbVie Agreement in its entirety, or with respect to either program under the AbbVie Agreement, for convenience. In that event, all rights related to the applicable program revert to us. Additionally, AbbVie or we can terminate the AbbVie Agreement in connection with a material breach of the AbbVie Agreement by the other party that remains uncured for a specified period of time.

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

Overview—2021 Adimab Collaboration Agreement (2021 Adimab Agreement)

In 2021, we entered into another Adimab collaboration agreement. Under the 2021 Adimab Agreement, we are required to fund antibody engineering research programs with respect to targets selected by us, and both parties are required to use commercially reasonable efforts to conduct such programs. As of execution, we identified one such target, and we may nominate up to five additional targets for additional research programs.

Governance. Our collaboration with Adimab under the 2021 Adimab Agreement is governed by a research committee consisting of at least two representatives from each party. The research committee facilitates communication regarding research under the 2021 Adimab Agreement and has the limited authority to amend a research plan in a manner that does not substantially affect the resources required from a party. If the research committee is unable to make a decision by consensus, no decision will be taken.

Exclusivity. Pursuant to the 2021 Adimab Agreement, each party is subject to limitations on its ability to use information or materials provided by the other party outside the scope of the collaboration.

Intellectual Property. Ownership of intellectual property arising from the research is generally based on subject matter, with certain categories of intellectual property being specifically assigned to one party or jointly owned, regardless of inventorship.

Exercise of Options. The 2021 Adimab Agreement grants us an exclusive option to obtain a specified number of engineered sequences discovered or optimized by Adimab and directed against targets that we select. If we exercise an option, we would own the applicable optioned sequences and the patents covering them, and we would obtain worldwide, royalty-bearing, sublicensable, non-exclusive licenses under certain technology owned or developed by Adimab to research, develop, make, have made, use, sell, offer to sell, import and export such sequences and products containing such sequences for all human therapeutic, prophylactic and diagnostic uses. Upon our exercise of the option, we must use commercially reasonable efforts to commercialize products containing the optioned sequences.

Financial terms. We fund Adimab’s research in connection with our collaboration and are also responsible for certain development fees, each in accordance with the terms and limitations described in the 2021 Adimab Agreement. We are obligated to pay an option fee for each research program for which we exercise our option. We also have potential milestone payments for products that contain an engineered sequence that was either delivered by Adimab under a research program or was derived therefrom. Finally, subject to certain exceptions and limitations, we are required to pay Adimab low-single digit royalty payments for commercial sales of such products.

Term and Termination. We are able to terminate any research program under the 2021 Adimab Agreement on 60 days’ prior written notice to Adimab. In addition, either party can terminate the 2021 Adimab Agreement in its entirety for material breaches that remain uncured after 90 days’ notice to the breaching party. In the case of a termination before expiration of the 2021 Adimab Agreement, we would be prohibited from using the fruits of the collaboration. If no option is exercised under the 2021 Adimab Agreement, then the 2021 Adimab Agreement expires upon the last to expire option period. If we exercise an option, then the 2021 Adimab Agreement expires, on a product-by-product and country-by-country basis, on the later of the twelfth anniversary of the first commercial sale of such product in such country and expiration of the last of certain patents in such country. Upon expiration, the licenses Adimab granted to us with respect to products for which we have exercised our option will continue on a non-exclusive, royalty-free basis.

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical trials and commercialization. We rely, and expect to continue to rely, on third-party cGMP manufacturers or our collaboration partners for the production of our products for human clinical trials in compliance with FDA and other foreign authority regulations for such products. We rely on CDMOs to manufacture and supply our preclinical and clinical materials to be used during the preclinical and clinical development of our product candidates. As part of our broad manufacturing strategy to expedite the manufacturing of our product candidates and minimize manufacturing risk, we currently have established relationships with several CDMOs for the manufacturing of our drug substance or product candidates.

We do not have long-term supply agreements and we purchase our required drug product on a development manufacturing services agreement or purchase order basis. We expect to continue to rely on third-party manufacturers or our collaboration partners for the commercial supply of any of our product candidates for which we obtain marketing approval. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

Commercialization Plan

We do not currently have any approved drugs and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs. When, and if any of our product candidates are approved for commercialization, we intend to develop a commercialization infrastructure for those products in the United States, Europe, Asia, and potentially in certain other key markets. We may also rely on partnerships, such as our AbbVie and GSK collaborations, to provide commercialization infrastructure, including sales and marketing and commercial distribution.

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

As of December 31, 2021, our patent portfolio contains over 50 families, which include 20 issued patents and over 380 pending patent applications, directed to over 20 different targets and/or technologies, that are solely owned or we have rights to exclusive licenses by us. For our product candidates, we generally pursue multilayered patent protection covering the composition of matter based on binding epitopes of the product candidates on the target protein, functional characteristics of the product candidates, degenerative sequence of the product candidates, and/or specific sequence of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, nucleic acids, formulations, and methods of use of the product candidates. The method of use claims further include claims directed to patient selection criteria, biomarkers, disease subgroups, pharmacodynamic and clinical end-points, and dosage regimes. As further described below, we intend to strengthen the patent protection of our product candidates and technologies through additional patent application filings.

PGRN Programs

We own six patent families directed to our PGRN programs, AL001 and AL101, which include six issued U.S. patents, covering the compositions and uses of our PGRN program product candidates. The first two patent families are expected to expire in 2036, the third patent family is expected to expire in 2039, the fourth patent family is expected to expire in 2040, the fifth patent family is expected to expire in 2041, and the sixth patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for the U.S. provisional patent application, is expected to expire in 2041, in all cases excluding any patent term adjustments and any patent term extensions.

TREM2 Program

We own seven patent families directed to the TREM2 program, which include two issued U.S. patents, covering the compositions and uses of our TREM2 program product candidates. The first patent family is expected to expire in 2035, the second patent family is expected to expire in 2036, the third patent family is expected to expire in 2038, the fourth patent family is expected to expire in 2040, the fifth and sixth patent families are expected to expire in 2041, and the seventh patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for the U.S. provisional patent application, is expected to expire in 2042, in all cases excluding any patent term adjustments and any patent term extensions.

SIGLEC 3 Program

We own six patent families directed to the SIGLEC 3 program, which include three issued U.S. patents, covering the compositions and uses of our SIGLEC 3 program product candidates. The first two patent families are expected to expire in 2036, the third patent family is expected to expire in 2038, the fourth patent family is expected to expire in 2039, the fifth patent family is expected to expire in 2040, and the sixth patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for the U.S. provisional patent application, is expected to expire in 2042, in all cases excluding any patent term adjustments and any patent term extensions.

MS4A Program

We own two patent families directed to the MS4A program covering the compositions and uses of our MS4A program product candidates. The first patent family is expected to expire in 2039 and the second patent family is expected to expire in 2040.

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

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Some of the pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including FTD, Alzheimer’s disease, Parkinson’s disease, and ALS, include large companies with significant financial resources, such as Biogen, Eli Lilly, Merck and Roche Holding AG. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

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
Submission to the FDA of an NDA or BLA;
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

As a result of the consequences of the COVID-19 pandemic, the FDA has issued various COVID-19 related guidance documents applicable to biopharmaceutical manufacturers and clinical trial sponsors. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, any disruption of the clinical trial as a result of the COVID-19 pandemic, and impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial, among others. In 2020 and 2021, the FDA has published a number of industry guidance documents, including updates to previous guidance, related to Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. These and future guidance documents and regulatory requirements, including future legislation, may require us to develop and implement new policies and procedures, make significant adjustments to our clinical trials, or increase the amount time and resources needed for regulatory compliance, which may impact our clinical development plans and timelines. The extent to which the COVID-19 public health emergency impacts our business, including non-clinical studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s 2022 fee schedule for prescription drug user fees, which became effective on October 1, 2020, and will remain in effect through September 30, 2022, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $3.1 million. PDUFA also imposes an annual program fee for each marketed human drug or biologic ($369,413 in 2022) and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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
•
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

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice,

the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments.

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

The Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive and entered into application on January 31, 2022, is intended to simplify the current rules for clinical trial authorization and is aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. The Centers for Medicare and Medicaid Services have proposed to expand Medicaid rebate liability to the territories of the United States as well.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, under the Trump administration, HHS and CMS issued various rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. The Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. Further, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. Such initiatives and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the demand for any such product candidate, if approved.

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

Name	Affiliated Entity

Adam Boxer, M.D., Ph.D.	Department of Neurology at UCSF
Aaron Gilter, Ph.D.	Department of Genetics at Stanford University
Stephen Hauser, M.D.	Department of Neurology at UCSF
Michael Heneka, M.D.	Department of Neurodegenerative Diseases and Gerontopsychiatry at the University of Bonn
Lewis Lanier, Ph.D.	Department of Microbiology and Immunology at UCSF
Liqun Luo, Ph.D.	National Academy of Sciences and Department of Biology at Stanford University
Richard Scheller, Ph.D.	National Academy of Sciences
Thomas Christian Südhof, M.D., Ph.D.	Nobel Laureate, Department of Molecular and Cellular Physiology at Stanford University
Robert Vassar, Ph.D.	Department of Neurology, Northwestern University
Berislav Zlokovic, M.D., Ph.D.	Department of Physiology & Neuroscience at USC

Employees and Human Capital

As of December 31, 2021, we had 208 full-time employees, over 78% of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. Recently, the employment market in the United States has been subject to a very competitive compensation environment, which in turn, has led to certain employee attrition.

In response to the ongoing COVID-19 pandemic and subsequent variants, we focused our health and safety efforts on protecting our employees and their families. We implemented changes that we determined were in the best interest of our employees and the communities in which we operate, and which are aligned with guidance from the Centers for Disease Control and Prevention and in compliance with applicable state and local regulations. This includes having some of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings, in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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
•
We may not be successful in our efforts to continue to create a pipeline of product candidates from our research and drug discovery platform or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates from our research and drug discovery platform, our commercial opportunity may be limited.
•
We may not be successful in our efforts to carry out our obligations under our collaborations for our product development and research programs; for instance, without limitation, failure to complete in a timely manner or at all our contractual obligations to GSK and AbbVie;
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
•
Our operations and financial results could continue to be adversely impacted by the ongoing COVID-19 pandemic, including the effects of subsequent variants, in the United States and the rest of the world, including potential supply chain issues and concerns.
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

We are a clinical stage biopharmaceutical company with a limited operating history, focused initially on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson’s disease, and ALS. We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and a government grant. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, AL001, are in Phase 2 clinical trials for one product candidate, AL002, and are in Phase 1 clinical trials for two product candidates, AL003 and AL101. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $36.3 million, $190.2 million, and $105.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $446.4 million.

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

On July 1, 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101. Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in the August 2021 and $200 million was received in January 2022. In addition, we will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments for AL001 and AL101.

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
•
advance our research and drug discovery platform, including our target, patient, and biomarker selections;
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
•
obtain, maintain, protect, and enforce our intellectual property portfolio, including intellectual property obtained through license and collaboration agreements;
•
attract, hire, and retain qualified personnel, especially in light of a very competitive compensation environment;
•
provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
•
experience any delays or encounter other issues related to our operations, including due to the effects of the ongoing COVID-19 pandemic and subsequent variants;
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
•
addressing any delays in our clinical trials or other impacts resulting from factors related to the effects of the ongoing COVID-19 pandemic and subsequent variants;
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
•
maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•
attracting, hiring, and retaining qualified personnel, especially in light of a recent very competitive compensation environment.

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

Our operations have required substantial amounts of cash since inception, and we expect our expenses to increase significantly in the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. On July 1, 2021, we entered into an agreement with GSK to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101. The GSK Agreement was made effective on August 17, 2021. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease, will require substantial amounts of capital. We will also require a significant amount of capital for the further development of our product candidates, and if any of such product candidates are approved, to commercialize any approved products.

As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $735.3 million. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses. In May 2020, we established an “at-the-market” facility for the sale of up to $150 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not issued any shares pursuant to any at-the-market offerings but may at a future date.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, combined with the net proceeds we received from the GSK Agreement in January 2022, will be sufficient to fund our projected operations into mid-2024. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

Global markets have experienced volatility and instability in connection with continued concerns over the global impact of the ongoing COVID-19 pandemic and subsequent variants. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to the effects of the ongoing COVID-19 pandemic. Additional capital may not be available when we need it, on terms acceptable to us or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to expand to other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic and any applicable regulatory requirements that would need to be met to enable its use.

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

We have never completed a clinical development program. We are in Phase 2 and Phase 3 clinical trials for one product candidate, AL001, are in Phase 2 clinical development for one product candidate, AL002, and are in Phase 1 clinical development for two product candidates, AL003 and AL101. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

We may not be successful in our efforts to continue to create a pipeline of product candidates from our research and drug discovery platform or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates from our research and drug discovery platform, our commercial opportunity may be limited.

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

Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication. Conducting clinical trials for additional indications for our product candidates requires substantial technical, financial, and human capital resources and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be successful in our effort to obtain regulatory approval for our product candidates for additional indications even if we obtain approval for an initial indication.

For example, we are initially targeting our product candidate AL001 to FTD-GRN patients. In the third quarter of 2019, we advanced AL001 into a Phase 2 trial, which also includes both FTD-GRN patients and an additional genetic subset of FTD patients (FTD-C9orf72) and we have commenced a Phase 2 trial of AL001 in patients with ALS caused by C9orf72 repeats, both of which share underlying TDP-43 pathology with FTD-GRN. If we are unable to expand indications for our product candidates, our commercial opportunity may be limited.

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
•
imposition of delays to clinical trials, including as a result of temporary or permanent clinical hold by regulatory agencies for a number of reasons (see for example our discussions of ARIA in other risks described in this “Risk Factors” section), including:
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

Any and all of the events described above may be caused or exacerbated by factors related to the ongoing COVID-19 pandemic and subsequent variants.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or due to the effects of the ongoing COVID-19 pandemic and subsequent variants.

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
•
delays in enrolling patients in our clinical trials caused by the effects of the COVID-19 pandemic and subsequent variants;
•
competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•
clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in clinical trials will not complete such trials or that we may not be able to collect data from such patients for any reason.

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials have been, and may continue to be, delayed or limited as certain of our clinical trial sites limit their onsite staff or temporarily close as a result of the effects of the COVID-19 pandemic and subsequent variants. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic and subsequent variants could delay or prevent the anticipated readouts from our clinical trials.

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

ARIA have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. For more information, see the section titled “Business—Overview.”

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

Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic and subsequent variants in the United States and the rest of the world.

The ongoing COVID-19 pandemic, including recent variants that continue to spread throughout the world, has adversely impacted global commercial activity. In addition, such events have contributed to significant volatility and instability in financial markets. The COVID-19 pandemic and government responses are creating disruption in global supply chains and adversely impacting many industries. The pandemic could have a continued material adverse impact on economic and market conditions, including a rapid increase in inflation rates, and lead to a further extended period of global economic slowdown. We continue to monitor the impact of the ongoing COVID-19 pandemic closely. The extent to which the ongoing COVID-19 pandemic will impact our operations or financial results is uncertain.

The continuation of the pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, such as worker shortages; supply chain issues and disruptions; facilities and production suspensions; increases in inflation rates; and spikes in demand for certain goods and services, such as medical services and supplies. While the extent of the impact of the effects of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As the COVID-19 pandemic and subsequent variants continues to spread around the globe, we may experience disruptions, especially supply chain disruptions, that could severely impact our business and clinical trials, including:

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

We may be required to develop, implement, and maintain additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may delay our anticipated timelines for clinical studies and regulatory approval and increase our costs for clinical studies. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, that describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In this guidance, pharmaceutical companies would be required to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic related trial disruption (by unique subject identifier and by investigational site and a description of how the individual’s participation was altered); and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs and a guidance on resuming normal drug and biologics manufacturing operations during the COVID-19 public health crisis. Other COVID-19 industry guidance recently issued by the FDA addresses remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities; and manufacturing, supply chain, and drug and biological product inspections, among others. In light of the continued spread of COVID-19 variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Further changes to existing policies and regulations could increase our compliance costs or delay our clinical plans. To the extent our clinical studies are delayed or data from our clinical studies become compromised due to COVID-19 related factors, we may be required to expend additional resources to conduct additional studies and/or enroll more participants, which could adversely affect our business operations and delay regulatory approval.

The ongoing COVID-19 pandemic continues to evolve, especially in light of recent variants. The extent to which the ongoing outbreak impacts our business, preclinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions, social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We may also suffer from any of the foregoing disruptions as the COVID-19 virus and subsequent variants continue to develop and experience a resurgence in any particular country or region in the future.

The spread of COVID-19 and its subsequent variants has caused us to modify our business practices (including employee travel, mandatory work-from-home policies, vaccine mandates, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners, and suppliers. Some regions are easing COVID-19 related restrictions; however, many of our employees continue to work remotely. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. We expect to incur incremental expenses as we ramp onsite activities and related in-office costs, which could adversely impact our results of operations.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the ongoing COVID-19 pandemic and the impact of subsequent variants. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

For example, certain of our clinical trial sites have experienced clinical trial visit delays, and we are aware that for a period of time, some participants in each of our ongoing trials did not receive scheduled doses or assessments on time. These events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials. We and our CROs have made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and we may be required to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. In addition, notwithstanding any adjustments, some trial participants may decline to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. We may not be successful in adding clinical trial sites, may experience delays in patient enrollment or in the progression of our clinical trials and collection and analysis of patient data, may need to suspend or abandon our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic and subsequent variants.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and foreign regulatory authority requirements, including complying with current good manufacturing practices (cGMPs) on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, including recent FDA guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, as well as any future guidance and regulations, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, the U.S. federal government has experienced and may in the future experience shutdown or budget sequestration, which could result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. To the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the effects of the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business.

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
•
the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval
•
the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a NDA, BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;
•
we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio, on its own or when compared to the standard of care, is acceptable;
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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and growth prospects.

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

ARIA have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits.

In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we have discontinued dosing of APOE e4/e4 homozygotes currently in our INVOKE-2 Phase 2 clinical trial. We also plan to submit an additional voluntary amendment to the trial protocol to exclude APOE e4/e4 homozygotes from this trial. The potential impact, if any, of this protocol amendment on timing to complete enrollment of the INVOKE-2 Phase 2 clinical trial is currently being assessed. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations. We, along with the IDMC, will continue to monitor the INVOKE-2 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol. For more information, see the section titled “Business—Overview.”

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

We currently are and may continue in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe or Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could result in additional regulatory requirements that would need to be met to enable its use.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to regulatory approval.

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

In particular, in 2010, ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. Further, Congress is considering legislation that, if passed, could have a significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. Such initiatives and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the demand for any such product candidate, if approved. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles.

There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

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
•
the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Further, the governmental may take further action to address the effects of the COVID-19 pandemic and subsequent variants. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. The Biden administration and the states may pass further legislation and regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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
•
The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as nurse practitioners and physician assistants, among others) and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined by law) and their immediate family members.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our arrangements with AbbVie Innovent, GSK, and Adimab.

Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. Such arrangements with any third parties, generally provide us with shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our current collaborations or any collaboration that we may enter into.

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
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, provide insufficient quantities of materials for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
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
•
collaborators with manufacturing, marketing, or distribution rights to one or more product candidates may not commit sufficient resources to the manufacture, marketing, or distribution of such product candidates;
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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies, clinical trials, and for commercialization of any product candidates that we may develop. Additionally, GSK, AbbVie, and Innovent have certain product manufacturing rights under their respective agreements. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs, and with GSK, AbbVie, and Innovent for AL001 and AL101, AL002 and AL003, and AL008, respectively, for the manufacturing of our product candidates. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our CDMOs or collaboration partners to comply with applicable regulations could result in clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures, or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

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

We depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials, whether due to the effects of the COVID-19 pandemic or otherwise, could harm our business.

We rely on third-party suppliers for the supply of the raw materials required for the production of our product candidates, and we expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including supply chain issues caused by the effects of the COVID-19 pandemic, limited control over pricing, the availability of such materials, the quality of such materials, and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required drug product on a development manufacturing services agreement or purchase order basis. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including those caused by the effects of the

COVID-19 pandemic and subsequent variants could materially harm our ability to manufacture our product candidates until a new source of supply, if any, can be identified and qualified. In such an event, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

Our rights to develop and commercialize are subject, in part, to the terms and conditions of agreements with others, including terms and conditions regarding intellectual property rights.

We rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and development and commercialization of our product candidates are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement with Adimab. Under the 2014 Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our AL001 and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 and AL003 product candidates. In August 2019, we entered into a new Adimab collaboration agreement for development of antibodies for use in future programs. In 2021, we entered into an Adimab collaboration agreement for the development of engineered sequences. Additionally, in October 2017, we entered into the AbbVie Agreement to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101. For additional information on the Adimab Collaboration Agreements, the AbbVie Agreement, and the GSK Agreement, see the sections titled “Business—Adimab Collaboration Agreements,” “Business—Strategic Alliance with AbbVie,” and Business—Strategic Alliance with GSK."

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

In addition, subject to the terms of any such agreements, we may not have the right to control the preparation, filing, prosecution, and maintenance, and we may not have the right to control the enforcement and defense of certain patents and patent applications relating to or affecting our development candidates. In addition, the GSK Agreement provides GSK with certain right with respect to preparation, filing, prosecution, maintenance, enforcement, and defense of certain patents and patent applications.

We cannot be certain that patents and patent applications as to which preparation filing, prosecution, maintenance, enforcement, or defense are controlled by our collaborators will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our collaborators fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, our rights as to such patents may be reduced or eliminated, our right to develop and commercialize any of our product candidates that are subject of such rights could be adversely affected, and we may have a reduced ability to prevent competitors from making, using, and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from collaborators, we may still be adversely affected or prejudiced by actions or inactions of our collaborators that took place prior to the date upon which we assumed control over patent prosecution.

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

Defense of infringement claims, regardless of their merit, would involve substantial litigation expenses and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing product candidates or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidates or other technologies, which could harm our business significantly.

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

Risks Related to Our Operations

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, especially in light of a very competitive compensation environment, we may not be able to successfully implement our business strategy.

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

We conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, especially in light of the recent very competitive compensation environment, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region and doing so may be costly and difficult.

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

As of December 31, 2021, we had 208 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
•
volatility with respect to the financial reporting related to such arrangements, such as our expected variability in the recognition of revenue each quarter from the AbbVie and GSK Agreement based on the percentage-of-completion basis under the applicable accounting rules;
•
assumption of indebtedness or contingent liabilities;
•
potential goodwill impairment resulting from such acquisition;
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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, especially as certain of our employees engage in work from home arrangements because of the COVID-19 pandemic, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

Business disruptions, including as a result of global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political unrest, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption.

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
•
potential liability under the FCPA, UK Bribery Act, or comparable foreign laws; and
•
business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, droughts, extreme temperatures, and fires.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had federal and state net operating loss (NOL) carryforwards of approximately $236.6 million and $204.4 million, respectively, some of which have an indefinite life. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of our initial public offering in February 2019 and follow-on public offering in January 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. In addition, the enacted legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act) imposes certain limitations on the deduction of NOLs. The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), also provides that NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2021. Our NOLs may also be subject to limitations under state law. For example, California enacted legislation suspending the use of NOLs for taxable year 2021.

General Risk Factors

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

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors, such as inflationary concerns, may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially owned 66.3% of our outstanding common stock as of February 15, 2022. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Our operations are subject to the effects of a rising rate of inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for the 12 months ended December 31, 2021. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court, or for which such court does not have subject matter jurisdiction):

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of breach of fiduciary duty;
•
any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease approximately 105,000 square feet of office and laboratory space. The term of the lease agreement expires in May 2029, with an option to extend the term of the lease for an additional 10 years. The lease agreement also provides us a right of first offer to expand into available office space in the building. We previously subleased approximately 23,600 square feet of our corporate headquarters with a lease term that expired in November 2021. We lease approximately 18,700 square feet of additional office and laboratory space in Newark, California. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of February 15, 2022, there were approximately 12 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 7, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2021. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to simultaneously counteract these pathologies by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 immune system targets, have advanced four product candidates, AL001, AL002, AL003, and AL101, into clinical development, and continue to develop our research pipeline, including AL044, AL008, and AL009.

We are closely monitoring the evolving impact of COVID-19 and subsequent variants of the virus on our operations and we continue to be committed to our discovery, research, and clinical development plans and timelines. We are aware that the COVID-19 pandemic and subsequent variants have impacted the ability of certain clinical sites to maintain scheduled events for clinical trial participants due in part to the sites' temporary suspension of activities or regional shelter-in-place directives. We intend to continue to collect data from ongoing clinical trial participants and to make progress in completing enrollment across these ongoing clinical trials taking into account applicable regulatory, institutional, and government guidance compliance regimes. Any unscheduled changes in trial conduct due directly or indirectly to COVID-19 could negatively impact the integrity, reliability, or robustness of the data from our clinical trials.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $36.3 million, $190.2 million, and $105.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $446.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to the AbbVie Agreement and GSK Agreement for the license and co-development of product candidates with those parties. We recognize revenue from the upfront payments from AbbVie over time as services are provided. We recognize revenue from the upfront payments from GSK at a point in time for a development license and over time for research and development services. Revenues for research and development services are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Under the terms of our AbbVie Agreement, in addition to receiving the upfront payments from AbbVie, we may also be entitled to development and regulatory milestone payments, opt-in payments for continued development after proof-of-concept for AL002 and AL003, and other future payments from profit sharing or royalties after commercialization of product candidates from such programs.

Under the terms of our GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments for AL001 and AL101. Alector and GSK will jointly develop AL001 and AL101.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $425.2 million as of December 31, 2021, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and AL003 and the completion of the initial Phase 2 clinical trials for specified indications for AL001 and AL101.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Dollar
	2021	2020	Change
	(In thousands)
Collaboration revenue	$207,085	$21,098	$185,987
Operating expenses:
Research and development	189,407	156,869	32,538
General and administrative	55,038	59,403	(4,365)
Total operating expenses	244,445	216,272	28,173
Loss from operations	(37,360)	(195,174)	157,814
Other income, net	1,031	4,946	(3,915)
Net loss	$(36,329)	$(190,228)	$153,899

Revenue

Collaboration revenue was $207.1 million for the year ended December 31, 2021, compared to $21.1 million for the year ended December 31, 2020. The increase of $186.0 million was mostly due to the $173.4 million recognized from the AL001 FTD-GRN license provided as part of the GSK Agreement. The remaining revenue was from GSK and AbbVie for research and development services provided over time. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenue from the AbbVie Agreement was lower this year due to increased estimated total program costs.

Research and Development Expenses

Research and development expenses were $189.4 million for the year ended December 31, 2021, compared to $156.9 million for the year ended December 31, 2020. The increase of $32.5 million was driven by a $18.0 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, we had a $10.3 million increase in early stage programs as we continue to invest in developing our pipeline, a $6.7 million increase for AL002 as it further progresses in clinical trials, and a $6.9 million increase in facilities and other unallocated research and development expenses from additional rent expense, headcount, and other overhead costs as we continue to grow. This was offset by an $8.7 million decrease in AL001 mainly due to the cost sharing agreement with GSK.

	Year Ended December 31,		Dollar
	2021	2020	Change
	(In thousands)
Direct research and development expenses
AL001	$31,689	$40,398	$(8,709)
AL101	6,728	4,911	1,817
AL002	25,941	19,219	6,722
AL003	7,450	8,748	(1,298)
AL044	9,935	11,148	(1,213)
Other early stage programs	30,290	19,983	10,307
Indirect research and development expenses
Personnel related (including stock-based compensation)	58,519	40,539	17,980
Facilities and other unallocated research and development expenses	18,855	11,923	6,932
Total research and development expenses	$189,407	$156,869	$32,538

General and Administrative Expenses

General and administrative expenses were $55.0 million for the year ended December 31, 2021, compared to $59.4 million for the year ended December 31, 2020. The decrease of $4.4 million was driven by a $10.4 million decrease in legal expense related to an arbitration proceeding in 2020. This was offset by an increase of $6.4 million in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees.

Other Income, Net

Other income, net was $1.0 million for the year ended December 31, 2021, compared to $4.9 million for the year ended December 31, 2020. The decrease of $3.9 million was due to lower investment yields on our marketable securities.

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Dollar
	2020	2019	Change
	(In thousands)
Revenue:
Collaboration revenue	$21,098	$21,219	$(121)
Operating expenses:
Research and development	156,869	100,528	56,341
General and administrative	59,403	35,095	24,308
Total operating expenses	216,272	135,623	80,649
Loss from operations	(195,174)	(114,404)	(80,770)
Other income, net	4,946	9,019	(4,073)
Net loss	$(190,228)	$(105,385)	$(84,843)

Revenue

Collaboration revenue was $21.1 million for the year ended December 31, 2020, compared to $21.2 million for the year ended December 31, 2019. We recognize revenue from the upfront payments under the AbbVie Agreement over time as the services are provided. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Changes in estimates for revenue recognized over time are recognized on a cumulative basis. Revenue decreased by $0.1 million, primarily due to an increase in total expected costs for the AL002 and AL003 programs under the AbbVie Agreement.

Research and Development Expenses

Research and development expenses were $156.9 million for the year ended December 31, 2020 compared to $100.5 million for the year ended December 31, 2019. The increase of $56.3 million was driven by a $23.3 million increase in AL001 related manufacturing runs and continued progression through clinical trials. We had a $15.6 million increase in personnel related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, expenses increased by $9.9 million for AL044, a recent program to progress to preclinical trials, and increased by $6.6 million for other early stage programs as we continue to invest in developing our pipeline.

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

General and Administrative Expenses

General and administrative expenses were $59.4 million for the year ended December 31, 2020, compared to $35.1 million for the year ended December 31, 2019. The increase of $24.3 million was driven by a $12.2 million increase in personnel-related expenses, including stock-based compensation, due to increase in headcount and issuance of option grants to employees. In addition, there was an $8.2 million increase in legal expense due mainly to our arbitration proceeding that we commenced in June 2019 with decision issued in November 2020. We also had a $3.4 million increase in consulting expenses related to information technology, accounting, human resources, and other administrative functions.

Other Income, Net

Other income, net was $4.9 million for the year ended December 31, 2020 compared to $9.0 million for the year ended December 31, 2019. The decrease of $4.1 million was due to lower investment yields on our marketable securities.

Liquidity and Capital Resources

Since our inception through December 31, 2021, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

In May 2020, we established a registered “at-the-market” facility for the sale of up to $150.0 million worth of shares of common stock from time to time by entering into an equity distribution agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as sales agents. We have not yet issued any shares under the facility.

As of December 31, 2021, we had $735.3 million of cash, cash equivalents, and marketable securities. As of December 31, 2021, we had an accumulated deficit of $446.4 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, combined with the $200 million proceeds received from the GSK collaboration in the first quarter of 2022, will enable us to fund our operations and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash provided by (used in) operating activities	$298,551	$(166,734)	$(99,308)
Cash used in investing activities	(49,663)	(105,051)	(48,874)
Cash provided by financing activities	30,295	232,113	172,353

Operating Activities

For the year ended December 31, 2021, cash provided by operating activities was $298.6 million. This was due to the net loss of $36.3 million offset by an increase in deferred revenue of $292.9 million from the $500 million upfront payment received in the third quarter of 2021 from GSK. In addition, we had non-cash charges of $40.8 million for stock-based compensation and $6.3 million for depreciation and amortization expense.

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

Investing Activities

For the year ended December 31, 2021, cash used in investing activities of $49.7 million was primarily related to the maturities of marketable securities of $286.3 million offset by purchases of marketable securities of $343.4 million and sales of marketable securities of $10.7 million.

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

Financing Activities

For the year ended December 31, 2021, cash provided by financing activities of $30.3 million was primarily from the exercise of options to purchase common stock.

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

Critical Accounting Policies and Estimates

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2021, we had a 14% increase in the forecast of the total expected costs. As a result of the cumulative catch up for the change in estimate, revenue was reduced by approximately $12.8 million compared to if the expected costs had remained the same.

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

Stock-based compensation associated with RSUs is based on the fair value of our common stock on the grant date, which equals the closing price of our common stock on the grant date. We recognize expense over the vesting period of the awards. Expense for options and RSUs are recognized on a straight-line basis.

We also granted RSUs with market conditions to certain executives. The fair value of the RSUs with market conditions are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the stock price on grant date, risk-free interest rate, dividend yield, expected stock volatility, and the estimated period to achieve the market condition. The expense is recognized based on continued employment of the participants, regardless of achievement of the market condition. Expense related to the RSUs with market conditions is recognized using the accelerated attribution method.

We account for forfeitures as they occur for all awards.

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

We had cash, cash equivalents, and marketable securities of $735.3 million as of December 31, 2021, which consisted primarily of bank deposits, money market funds, and short-term government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $3.6 million as of December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data.

ALECTOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alector, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition Description of the Matter

The Company recorded collaboration revenue of $207.1 million for the year ended December 31, 2021. As described in Note 2, collaboration revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. In order to recognize collaboration revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations. Revenues are recognized as the program costs are incurred.

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

New Collaboration Agreement Description of the Matter

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which Alector and GSK will collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, AL001 and AL101 (GSK Agreement). As described in Note 2, the transaction price was allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling price (SSP).

Auditing the Company’s revenue recognition for the GSK Agreement was complex and required the Company to apply significant judgments, including the determination of performance obligations and transaction price, and the estimation of the standalone selling price of each identified performance obligation. The estimates of the standalone selling price for the performance obligations relating to the licenses of intellectual property reflect management’s assumptions, which may include forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. Changes to these assumptions can have a material effect on the allocation of the transaction price to the performance obligations as well as the amount and timing of revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risks of material misstatement relating to the accounting for the GSK Agreement. For example, we tested management’s controls over the identification of performance obligations, the determination of the significant assumptions described above with respect to the estimation of the standalone selling price of the performance obligations relating to the licensed compounds, and the accuracy and completeness of underlying data used in estimating the standalone selling price and the transaction price.

Our audit procedures included, among others, obtaining and reading the collaboration and license agreement and evaluating the completeness of the performance obligations identified by management. We also evaluated management’s estimates of the standalone selling price for identified performance obligations. For example, we evaluated the reasonableness of the aggregate standalone selling prices in relation to the total projected cash flows under the GSK Agreement and evaluated the reasonableness and consistency of significant assumptions used in the determination of standalone selling price. We also performed a sensitivity analysis to evaluate the impact that changes in the significant assumptions would have on the estimated standalone selling price of performance obligations and the resulting impact on the allocation of transaction price to each performance obligation, as well as revenue recognized during the period. We involved our valuation professionals to assist in the assessment of certain assumptions used in the determination of the estimated standalone selling price of the performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Redwood City, California

February 24, 2022

ALECTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$329,152	$49,969
Marketable securities	406,099	363,339
Receivable from collaboration partner	7,391	—
Prepaid expenses and other current assets	7,071	8,203
Total current assets	749,713	421,511
Property and equipment, net	27,330	30,181
Operating lease right-of-use assets	30,569	32,470
Restricted cash	1,472	1,472
Other assets	5,574	2,617
Total assets	$814,658	$488,251
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,749	$3,004
Accrued clinical supply costs	8,748	11,148
Accrued liabilities	27,460	22,538
Deferred revenue, current portion	90,803	23,886
Operating lease liabilities, current portion	7,795	7,512
Total current liabilities	139,555	68,088
Deferred revenue, long-term portion	334,415	108,417
Operating lease liabilities, long-term portion	39,806	43,744
Other long-term liabilities	158	472
Total liabilities	513,934	220,721
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 81,986,192 and 79,316,261 shares issued and outstanding as of December 31, 2021 and 2020, respectively	8	8
Additional paid-in capital	748,036	676,956
Accumulated other comprehensive income (loss)	(943)	614
Accumulated deficit	(446,377)	(410,048)
Total stockholders' equity	300,724	267,530
Total liabilities and stockholders' equity	$814,658	$488,251

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue	$207,085	$21,098	$21,219
Operating expenses:
Research and development	189,407	156,869	100,528
General and administrative	55,038	59,403	35,095
Total operating expenses	244,445	216,272	135,623
Loss from operations	(37,360)	(195,174)	(114,404)
Other income, net	1,031	4,946	9,019
Net loss	(36,329)	(190,228)	(105,385)
Unrealized gain (loss) on marketable securities	(1,557)	472	184
Comprehensive loss	$(37,886)	$(189,756)	$(105,201)
Net loss per share, basic and diluted	$(0.45)	$(2.45)	$(1.71)
Shares used in computing net loss per share, basic and diluted	80,416,936	77,758,806	61,734,492

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2018	45,374,836	$210,520	13,764,829	$1	$17,078	$(42)	$(114,435)	$(97,398)
Conversion of convertible preferred stock into common stock	(45,374,836)	(210,520)	45,374,836	5	210,516	—	—	210,521
Issuance of common stock upon initial public offering, net of issuance costs of $3,874	—	—	9,739,541	1	168,222	—	—	168,223
Exercise of stock options	—	—	180,287	—	1,519	—	—	1,519
Purchase of common stock under employee stock purchase plan	—	—	50,353	—	798	—	—	798
Forfeiture of restricted common stock	—	—	(56,973)	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,281	—	—	16,281
Unrealized gain on marketable securities	—	—	—	—	—	184	—	184
Net loss	—	—	—	—	—	—	(105,385)	(105,385)
Balance — December 31, 2019	—	—	69,052,873	7	414,414	142	(219,820)	194,743
Issuance of common stock upon follow-on public offering, net of issuance costs of $1,148	—	—	9,602,500	1	224,510	—	—	224,511
Exercise of stock options	—	—	655,772	—	6,331	—	—	6,331
Purchase of common stock under employee stock purchase plan	—	—	86,870	—	1,179	—	—	1,179
Forfeiture of restricted common stock	—	—	(81,754)	—	—	—	—	—
Stock-based compensation	—	—	—	—	30,522	—	—	30,522
Unrealized gain on marketable securities	—	—	—	—	—	472	—	472
Net loss	—	—	—	—	—	—	(190,228)	(190,228)
Balance — December 31, 2020	—	—	79,316,261	8	676,956	614	(410,048)	267,530
Exercise of stock options	—	—	2,395,223	—	28,530	—	—	28,530
Vesting of restricted stock units	—	—	156,420	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	—	—	136,331	—	1,765	—	—	1,765
Forfeiture of restricted common stock	—	—	(18,043)	—	—	—	—	—
Stock-based compensation	—	—	—	—	40,785	—	—	40,785
Unrealized loss on marketable securities	—	—	—	—	—	(1,557)	—	(1,557)
Net loss	—	—	—	—	—	—	(36,329)	(36,329)
Balance — December 31, 2021	—	$—	81,986,192	$8	$748,036	$(943)	$(446,377)	$300,724

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(36,329)	$(190,228)	$(105,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,329	5,870	3,775
Stock-based compensation	40,785	30,522	16,281
Amortization of premiums and accretion of discounts on marketable securities	2,099	584	(4,701)
Amortization of right-of-use assets	1,986	1,395	1,799
Impairment loss on right-of-use assets	—	238	1,158
Loss from disposal of property and equipment, net	—	107	39
Changes in operating assets and liabilities:
Receivable from collaboration partner	(7,391)	—	—
Prepaid expenses and other current assets	1,132	(3,839)	(1,596)
Other assets	(2,957)	(2,498)	(42)
Accounts payable	1,917	2,409	152
Accrued liabilities and accrued clinical supply costs	2,391	12,232	9,210
Deferred revenue	292,915	(21,098)	(21,219)
Lease liabilities	(4,012)	(2,407)	868
Other long-term liabilities	(314)	(21)	353
Net cash provided by (used in) operating activities	298,551	(166,734)	(99,308)
Cash flows from investing activities:
Purchase of property and equipment	(3,247)	(5,032)	(15,265)
Purchase of marketable securities	(343,402)	(506,809)	(529,609)
Sale of marketable securities	10,696	—	—
Maturities of marketable securities	286,290	406,790	496,000
Net cash used in investing activities	(49,663)	(105,051)	(48,874)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offerings, net of issuance costs	—	224,603	170,036
Proceeds from the exercise of options to purchase common stock	28,530	6,331	1,519
Proceeds from issuance of stock from employee stock purchase plan	1,765	1,179	798
Net cash provided by financing activities	30,295	232,113	172,353
Net increase (decrease) in cash, cash equivalents, and restricted cash	279,183	(39,672)	24,171
Cash, cash equivalents, and restricted cash at beginning of period	51,441	91,113	66,942
Cash, cash equivalents, and restricted cash at end of period	$330,624	$51,441	$91,113
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$705	$428	$3,471
Deferred offering costs in accrued liabilities	$—	$—	$465
Tenant improvements paid by landlord	$—	$—	$8,286

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and short-term marketable securities. Cash and cash equivalents are deposited in checking and sweep accounts at financial institutions. Such deposits may, at times, exceed federally insured limits.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value.

Restricted cash as of December 31, 2021 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash and cash equivalents	$329,152	$49,969	$89,641
Restricted cash	1,472	1,472	1,472
Total cash, cash equivalents, and restricted cash	$330,624	$51,441	$91,113

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. For available-for-sale debt securities, unrealized gains, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity until realized. The Company assesses available-for-sale debt securities on a quarterly basis to see if any unrealized loss is due to credit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, changes in interest rates, and any other adverse factors related to the security. If it is determined that a credit-related impairment exists, the Company will measure the credit loss based on a discounted cash flows model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the Company’s consolidated statement of operations. The unrealized loss position that is not credit-related is recorded, net of any related tax effects, in other comprehensive income until realized. There were no credit-related losses recognized for the periods presented.

The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with our investment policy, management invests in money market funds, U.S. treasury securities, and corporate bonds. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, receivable from collaboration partner, current and noncurrent prepaid expenses, accounts payable, and accrued liabilities. The Company’s financial instruments approximate fair value due to their relatively short maturities.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds is fair value. For the year ended December 31, 2021, the Company did not recognize an impairment loss on its right-of-use assets. For the year ended December 31, 2020, the Company recognized a $0.2 million impairment loss related to its decision to no longer utilize certain property through the end of the lease term. For the year ended December 31, 2019, the Company recognized a $1.2 million impairment loss on its right of use assets related to the portion of its headquarters being subleased.

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

Stock-based Compensation

Stock-based compensation is measured on the grant date based on the fair value of the awards. The fair value of options to purchase common stock is measured using the Black-Scholes option-pricing model. Stock-based compensation associated with restricted stock units (RSUs) is based on the fair value of the Company's common stock on the grant date, which equals the closing price of the Company's common stock on the grant date. The Company recognizes expense over the vesting period of the awards. Expense for options and RSUs that vest based only on a service condition is recognized on a straight-line basis.

In 2021, the Company granted RSUs with market conditions to certain executives. The fair value of RSUs with market conditions is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the stock price on grant date, risk-free interest rate, dividend yield, expected stock volatility, and estimated period to achieve the market condition. The expense is recognized based on continued employment of the participants, regardless of achievement of the market condition. Expense related to the RSUs with market conditions is recognized using the accelerated attribution method.

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

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) covering substantially all U.S. employees of Alector. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2021 and 2020, the Company made matching contributions of $0.8 million and $0.7 million, respectively. The Company did not make any matching contributions for the year ended December 31, 2019.

Segments

The Company operates in one segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$218,451	$—	$—	$218,451
U.S. government treasury securities	Level 1	407,041	8	(950)	406,099
Total cash equivalents and marketable securities		$625,492	$8	$(950)	$624,550

	December 31, 2020
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$37,951	$—	$—	$37,951
U.S. government treasury securities	Level 1	357,725	620	(6)	358,339
Corporate bonds	Level 2	5,000	—	—	5,000
Total cash equivalents and marketable securities		$400,676	$620	$(6)	$401,290

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of December 31, 2021, the remaining contractual maturities of $488.2 million of investments were less than one year and of $136.4 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of December 31, 2021, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk. The Company sold marketable securities for total proceeds of $10.7 million for the year ended December 31,

2021, for an immaterial realized gain based on the specific identification method. The Company did not sell any marketable securities for the years ended December 31, 2020 and 2019.

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

Under the terms of the GSK Agreement, the Company received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was invoiced to GSK and collected in January 2022. In addition, based on the development and commercialization plan for AL001 and AL101, the Company may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. In the United States, the Company and GSK will equally share profits and losses from commercialization of AL001 and AL101. Outside of the United States, the Company will be eligible for double-digit tiered royalties.

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

In the United States, the Company and GSK will be jointly responsible for commercialization of AL001 and AL101, with the Company leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, GSK will be solely responsible for commercialization of AL001 and AL101 for all indications. The Company may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, the Company will no longer conduct development or commercialization of that product and the Company will receive tiered royalties on net sales in the United States instead of a share of profits or losses. GSK may terminate the agreement at any time with 180 days' notice, but the Company does not need to repay any portion of the payments received.

The Company concluded that the GSK Agreement is within the scope of ASC 808, Collaborative Arrangements, as both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the commercialization of AL001 and AL101. Certain elements are required to be accounted for under ASC 606, Revenue From Contracts With Customers, where the counterparty is a customer for a good or service that is a distinct unit of account.

The Company concluded that the GSK Agreement contained the following units of account: (i) license and know-how for FTD-GRN in Phase 3 clinical development, (ii) research and development activities, including license rights and know-how, relating to products in Phase 2 or earlier stages of development, and (iii) research and development services under the co-development plan to be accounted for outside of ASC 606, including all products that move into Phase 3 clinical development. The Company determined that the distinct performance obligations under ASC 606 consisted of: (i) license and know-how to AL001 FTD-GRN, which is currently in Phase 3 clinical development and (ii) the research and development activities, including license rights and know-how, relating to products in Phase 2 or earlier stages of development.

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

The respective standalone value for each of the performance obligations was allocated to the transaction price. The estimated SSP of each performance obligation was determined using discounted cash flows from the expected commercialization of AL001 and AL101 and estimated research and development costs to be incurred by the Company in the initial Phase 2 clinical trials. The estimate of SSP for each performance obligation reflects management's assumptions, which may include forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. For the license for FTD-GRN, the Company determined that GSK could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at a point in time. For the product candidates in Phase 2 or earlier stages of development, the Company determined that GSK could not benefit from the licenses without the corresponding development services that the Company has committed to perform due the earlier stage of development for these licenses. The Company will perform research and development activities through the end of the initial Phase 2 clinical trials. Revenue will be recognized over time as the research and development activities are performed. The Company will measure progress based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations.

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

Collaboration revenue under the GSK Agreement during the year ended December 31, 2021 was $192.1 million, none of which was included in deferred revenue at the beginning of the period. $173.4 million was revenue from the Phase 3 license for FTD-GRN recognized when the license and know-how were delivered following the effective date of the agreement. The deferred revenue related to the GSK Agreement was $307.9 million as of December 31, 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the year ended December 31, 2021, the Company recognized a reduction of research and development expense of $8.8 million under the GSK Agreement.

AbbVie

The Company entered into an agreement in October 2017 with AbbVie Biotechnology, Ltd. (AbbVie) to co-develop antibodies to two program targets in preclinical development (AbbVie Agreement). Under the terms of the AbbVie Agreement, AbbVie made $205.0 million in upfront payments, of which $5.0 million and $200.0 million were received by the Company in October 2017 and January 2018, respectively. The Company will perform research and development services for the two programs through the end of Phase 2 clinical trials. After completion of the Phase 2 clinical trial for each program, AbbVie will then have the exclusive right to exercise an option to enter into a license and collaboration agreement with the Company for that program for $250.0 million. If AbbVie exercises its option for a program, AbbVie will take over the development of the product candidates for such program and costs will be split between the parties. The Company will also share in profits and losses upon commercialization of any products from such program. However, following AbbVie’s exercise of its option for a program, the Company may opt out of sharing in development costs and profits or losses for that program and instead receive tiered royalties. Additionally, under the terms of the AbbVie Agreement, the Company will be eligible to earn up to an additional $242.8 million in milestone payments per program related to the initiation of certain clinical studies and regulatory approval for up to three indications per program. The Company assessed its collaboration agreement with AbbVie in the context of the delivery of the research and development services.

Collaboration revenue under the Company’s collaboration agreement with AbbVie during the years ended December 31, 2021, 2020, and 2019 was $14.9 million, $21.1 million, and $21.2 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue related to the AbbVie Agreement was $117.4 million and $132.3 as of December 31, 2021 and 2020, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2021, we had a 14% increase in the forecast of the total expected costs. As a result of the cumulative catch up for the change in estimate, revenue was reduced by approximately $12.8 million compared to if the expected costs had remained the same.

Innovent

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties on sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of December 31, 2021. As of December 31, 2021, no revenue has been recognized and no payments have been received under the Innovent Agreement.

5.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(In thousands)
Leasehold improvements	$25,949	$25,542
Lab equipment	14,043	11,610
Furniture and fixtures	2,330	2,222
Computer equipment	2,294	1,764
Property and equipment, gross	44,616	41,138
Less accumulated depreciation and amortization	(17,286)	(10,957)
Total property and equipment, net	$27,330	$30,181

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued research and development costs	$13,330	$13,375
Accrued employee compensation	11,664	7,288
Accrued professional services	1,588	1,094
Accrued property and equipment	560	428
Other	318	353
Total accrued liabilities	$27,460	$22,538

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

In May 2019, the Company entered into an agreement to sublease approximately 25,000 square feet of the Headquarters (the “Sublease”), which was amended to approximately 23,600 square feet in December 2020. The Sublease expired in November 2021. The sublessee pays its proportionate share of operating expenses for the space.

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

The components of lease expense were as follows:

		December 31,
	2021	2020	2019
	(In thousands)
Operating lease cost	$6,204	$5,589	$5,875
Variable lease cost	3,046	2,255	1,328
Short-term lease cost	—	—	68
Sublease income and reimbursement of variable lease cost	(2,141)	(2,288)	(1,263)
Total	$7,109	$5,556	$6,008

As of December 31, 2021, the weighted-average remaining lease term for operating leases was 7.2 years and the weighted-average discount rate was 8.5%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2021, 2020, and 2019 was $7.9 million, $6.9 million, and $3.2 million, respectively, was included in net cash used in operating activities in our consolidated statements of cash flows.

The following are the lease payments owed under the Company’s operating leases as of December 31, 2021:

(In thousands)
2022	$8,171
2023	8,436
2024	8,732
2025	9,037
2026	9,353
Thereafter	20,777
Total undiscounted lease payments	64,506
Less: Present value adjustment	(16,905)
Total lease liability	$47,601

7.
Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Research and development	$21,443	$14,980	$8,031
General and administrative	19,342	15,542	8,250
Total stock-based compensation	$40,785	$30,522	$16,281

Determination of Fair Value

The estimated grant-date fair value of all the Company’s options to purchase common stock was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.2 – 6.1	5.3 – 6.1	5.3 – 6.1
Expected volatility	78% – 81%	74% – 78%	76% – 82%
Risk free interest rate	0.5% – 1.3%	0.3% – 1.8%	1.4% – 2.6%
Dividend yield	—	—	—

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

2019 Equity Incentive Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (2019 Plan) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company’s 2017 Stock Option and Grant Plan (2017 Plan) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors, or a committee appointed by the board of directors, has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the exercise price of each share shall be at least 110% of the fair market value and the term of the award shall not exceed five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The shares generally vest over a four-year period with straight-line vesting with a 25% one-year cliff. On January 1, 2021, the Company added 3,965,813 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan. As of December 31, 2021, the Company had reserved 17,060,430 shares of common stock under the 2019 Plan, of which 4,042,486 shares were available for issuance of future awards.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2019	8,442,824	$12.79
Granted	5,597,148	15.35
Exercised	(655,772)	9.65
Forfeited	(729,202)	14.96
Outstanding as of December 31, 2020	12,654,998	13.96
Granted	3,264,059	21.53
Exercised	(2,395,223)	11.91
Forfeited	(1,879,764)	14.55
Outstanding as of December 31, 2021	11,644,070	$16.41	8.30	$62,008
Exercisable as of December 31, 2021	4,710,208	$14.66	7.60	$31,997
Vested and expected to vest as of December 31, 2021	11,644,070	$16.41	8.30	$62,008

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. The aggregate intrinsic value of options exercised was $37.1 million, $11.1 million, and $1.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. The weighted-average grant-date fair value per share of options granted was $14.70, $10.14, and $12.06, for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized stock-based compensation related to unvested stock options was $78.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

2019 Employee Stock Purchase Plan

On February 6, 2019, the Company adopted the 2019 Employee Stock Option Plan (2019 ESPP). The 2019 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount. Each offering period is approximately six months long beginning on the first trading day on or after June 1 and December 1 each year. ESPP participants purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date. As of December 31, 2021, there was $0.5 million in unrecognized compensation expense related to the 2019 ESPP to be recognized over five months.

Restricted Stock Activity

Activity for the restricted stock awards and RSUs is shown below. In May 2021, the Company issued RSUs with market conditions to certain executives, which are also included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee. The RSUs with market conditions trigger vesting upon the company's stock price attaining a specified level over a specified period of time. The shares then vest quarterly over one year after attainment. The Company used a Monte Carlo simulation model to determine the fair value of the awards at the grant date. The Monte Carlo model uses the fair value inputs on the grant date to run simulations and take an average of possible outcomes. The total grant date fair value of the RSUs with market conditions was $5.6 million to be amortized over an estimated weighted average service period of 2.2 years. Compensation expense related to awards with market-based conditions is recognized regardless of whether the market condition is ultimately satisfied if the related service has been provided.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock awards and restricted stock units as of December 31, 2019	994,838	$6.95
Vested	(726,659)	6.95
Forfeited	(81,754)	6.95
Unvested restricted stock awards and restricted stock units as of December 31, 2020	186,425	6.95
Granted	1,822,295	17.33
Vested	(324,802)	10.35
Forfeited	(310,044)	13.85
Unvested restricted stock units as of December 31, 2021	1,373,874	$18.35

As of December 31, 2021, total unrecognized stock-based compensation related to unvested restricted common stock issued to employees was $22.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

8.
Income Taxes

The Company incurred net operating losses for the years ended December 31, 2021, 2020, and 2019. The Company has not reflected a benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax benefit at federal statutory rate	$(7,627)	$(39,948)	$(22,081)
State income taxes	398	(16,570)	(4,694)
Tax credits	(9,389)	(8,010)	(6,530)
Uncertain tax positions	2,347	2,003	2,044
Stock-based compensation	(2,368)	353	1,493
Nondeductible expense	88	51	124
Tax benefit recognized on utilization of attributes previous reserved	—	—	(13,582)
Deferred adjustment from amended tax return	—	—	(1,073)
Change in valuation allowance	16,800	62,280	44,748
Other	(249)	(159)	(449)
Income tax provision	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities consist of (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$63,868	$54,382
Accrued bonus	1,811	1,201
Tax credits	19,614	13,000
Stock-based compensation	9,656	6,493
Deferred revenue	27,849	32,129
Lease liability	11,296	12,457
Other	694	463
Gross deferred tax assets	134,788	120,125
Less valuation allowance	(122,046)	(105,226)
Total deferred tax assets	$12,742	$14,899
Deferred tax liabilities:
Depreciation and amortization	$(5,488)	$(6,815)
Right-of-use assets	(7,254)	(7,934)
Other	—	(150)
Gross deferred tax liabilities	(12,742)	(14,899)
Deferred tax assets, net	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2021, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance for deferred tax assets increased by $16.8 million during the year ended December 31, 2021.

As of December 31, 2021, the Company had federal and state net operating loss (NOL) carryforwards of approximately $236.6 million and $204.4 million, respectively. Federal NOL carryforwards have an indefinite life and deductions cannot exceed 80% of taxable income. State NOL carryforwards will begin to expire as early as 2030, if not utilized, or have an indefinite life. As of December 31, 2021, the Company also had federal and California tax credit carryforward of approximately $21.1 million and $6.5 million, respectively. The federal tax credits will begin to expire in 2036 while the California tax credits have no expiration date.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Balance as of December 31, 2019	$3,035
Decreases related to tax positions taken during the prior year	(446)
Increases related to tax positions taken during the current year	2,003
Balance as of December 31, 2020	4,592
Decreases related to tax positions taken during the prior year	(59)
Increases related to tax positions taken during the current year	2,406
Balance as of December 31, 2021	$6,939

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2021, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company did not accrue any interest or penalties and does not have any tax positions for interest or penalties for the year ended December 31, 2021. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2021.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. During the year ended December 31, 2021, the Company recorded a tax reserve of $2.4 million in relation to the tax credit carryover. The income tax provision for the year ended December 31, 2021, included a reversal of reserves on uncertain tax provisions of $0.1 million. The Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities. The statute of limitations for tax liabilities for all years remains open.

9.
Related Party Transactions

The Company has a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its AL001 and AL101 programs, and the Company is developing antibodies optimized by Adimab in its AL002 and AL003 programs (2014 Adimab Agreement). In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for research and development of additional antibodies (2021 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of Alector. For the years ended December 31, 2021, 2020, and 2019, Alector incurred expenses of $1.0 million, zero, and $2.8 million for milestone payments for progress of programs through clinical trials. The Company had no accrued liabilities due to Adimab as of December 31, 2021 and 2020. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates. The Company will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 and 2021 Adimab Agreements, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of covered product candidates.

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

10.
Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Restricted stock subject to future vesting	1,373,874	186,425	994,838
Options to purchase common stock	11,644,070	12,654,998	8,442,824
Shares committed under 2019 ESPP	70,406	86,677	44,464
Total	13,088,350	12,928,100	9,482,126

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alector, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alector, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Redwood City, California

February 24, 2022

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with the Proxy Statement to be filed within 120 days after December 31, 2021, and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website (https://investors.alector.com/corporate-governance/governance-overview) under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement to be filed within 120 days of December 31, 2021, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
4.1	Amended and Restated Registration Rights Agreement among the Registrant and certain of its stockholders, dated April 26, 2018.	S-1	333-229152	4.1	1/7/2019
4.2	Specimen common stock certificate of the Registrant	S-1	333-229152	4.2	1/7/2019
4.3	Description of securities of the Registrant.	10-K	001-38792	4.3	2/25/2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-229152	10.1	1/7/2019
10.2+	2017 Stock Option and Grant Plan as amended and forms of agreement thereunder	S-1	333-229152	10.2	1/7/2019
10.3+	2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-229152	10.3	1/7/2019
10.4+	2019 Employee Stock Purchase Plan	S-1	333-229152	10.4	1/7/2019
10.5+	Confirmatory Offer Letter between the Registrant and Arnon Rosenthal, Ph.D.	S-1/A	333-229152	10.5	1/29/2019
10.6+	Confirmatory Offer Letter between the Registrant and Robert King, Ph.D.	S-1/A	333-229152	10.7	1/29/2019
10.7+	Executive Incentive Compensation Plan.	S-1	333-229152	10.10	1/7/2019

10.8+	Outside Director Compensation Policy.	10-K	001-38792	10.11	3/24/2020
10.9+	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-229152	10.12	1/7/2019
10.10	Lease between the Registrant and HCP Oyster Point III, LLC, dated June 27, 2018.	S-1	333-229152	10.14	1/7/2019
10.11#	Third Amended and Restated Collaboration Agreement between the Registrant and Adimab, dated September 19, 2016, as amended.	S-1	333-229152	10.15	1/7/2019
10.12#	Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology, Ltd., dated October 16, 2017.	S-1	333-229152	10.16	1/7/2019
10.13#	2019 Collaboration Agreement between the Registrant and Adimab, LLC, dated August 16, 2019.	10-Q	001-38792	10.17	11/12/2019
10.14#	Collaboration and License Agreement, dated July 1, 2021, by and between Glaxo Wellcome UK Limited and Alector, Inc.	10-Q	001-38792	10.19	8/3/2021
10.15+	Confidential Consulting Agreement, effective September 2, 2021, by and between FLG Partners and Alector LLC	10-Q	001-38792	10.3	11/4/2021
10.16+	Transition Agreement, dated September 7, 2021, by and between Shehnaaz Suliman and Alector, LLC	8-K	001-38792	10.1	9/7/2021
10.17+	Separation Agreement, dated December 31, 2021, by and between Shehnaaz Suliman and Alector, LLC	8-K	001-38792	10.1	1/3/2022
10.18+	Offer Letter dated November 30, 2021 by and between Alector, Inc. and Saraswati (Sara) Kenkare-Mitra, Ph.D.					X
10.19+	Offer Letter dated February 7, 2022 by and between Alector, LLC and Marc Grasso, MD					X
21.1	List of subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ALECTOR, INC.

Date: February 24, 2022	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arnon Rosenthal, Ph.D., Sara Kenkare-Mitra, Ph.D., Marc Grasso, M.D., and Linda Rubinstein as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his capacity as a director and/or officer of Alector, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnon Rosenthal Arnon Rosenthal, Ph.D.	Co-founder, Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2022

/s/ Marc Grasso Marc Grasso. M.D.	Chief Financial Officer	February 24, 2022

/s/ Linda Rubinstein Linda Rubinstein	Senior Finance Adviser (Principal Financial and Accounting Officer)	February 24, 2022

/s/ Tillman Gerngross Tillman Gerngross, Ph.D.	Chairperson of the Board	February 24, 2022

/s/ Elizabeth Garofalo Elizabeth Garofalo, M.D.	Director	February 24, 2022

/s/ Paula Hammond Paula Hammond, Ph.D.	Director	February 24, 2022

/s/ Louis J. Lavigne, Jr. Louis J. Lavigne, Jr.	Director	February 24, 2022

/s/ Terry McGuire Terry McGuire	Director	February 24, 2022
/s/ Richard Scheller Richard Scheller, Ph.D.	Director	February 24, 2022

/s/ David Wehner David Wehner	Director	February 24, 2022
/s/ Kristine Yaffe Kristine Yaffe, M.D.	Director	February 24, 2022