Form 10-Q
period 2022-03-31
Alector, Inc.
filed 2022-05-05
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 82,326,922 shares of common stock, $0.0001 par value per share, outstanding.

Alector, Inc.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing, and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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
•
the impact of the coronavirus (COVID-19) pandemic, including recent and new variants, on our business;
•
the effects of a rising rate of inflation; and

ii

•
the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$454,620	$329,152
Marketable securities	413,951	406,099
Receivable from collaboration partner	12,819	7,391
Prepaid expenses and other current assets	9,536	7,071
Total current assets	890,926	749,713
Property and equipment, net	26,228	27,330
Operating lease right-of-use assets	29,899	30,569
Restricted cash	1,472	1,472
Other assets	5,932	5,574
Total assets	$954,457	$814,658
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,752	$4,749
Accrued clinical supply costs	12,618	8,748
Accrued liabilities	20,042	27,460
Deferred revenue, current portion	95,611	90,803
Operating lease liabilities, current portion	7,855	7,795
Total current liabilities	142,878	139,555
Deferred revenue, long-term portion	505,133	334,415
Operating lease liabilities, long-term portion	38,751	39,806
Other long-term liabilities	158	158
Total liabilities	686,920	513,934
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 82,324,677 and 81,986,192 shares issued and outstanding as of March 31, 2022 and December 31, 2021	8	8
Additional paid-in capital	762,458	748,036
Accumulated other comprehensive loss	(3,935)	(943)
Accumulated deficit	(490,994)	(446,377)
Total stockholders' equity	267,537	300,724
Total liabilities and stockholders' equity	$954,457	$814,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$24,474	$4,110
Operating expenses:
Research and development	53,043	45,733
General and administrative	15,554	11,012
Total operating expenses	68,597	56,745
Loss from operations	(44,123)	(52,635)
Other income, net	264	464
Loss before income taxes	(43,859)	(52,171)
Income tax expense	758	—
Net loss	(44,617)	(52,171)
Unrealized loss on marketable securities	(2,992)	(204)
Comprehensive loss	$(47,609)	$(52,375)
Net loss per share, basic and diluted	$(0.54)	$(0.66)
Shares used in computing net loss per share, basic and diluted	82,102,191	79,386,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	81,986,192	$8	$748,036	$(943)	$(446,377)	$300,724
Exercise of stock options	234,117	—	2,483	—	—	2,483
Vesting of restricted stock units	104,368	—	—	—	—	—
Stock-based compensation	—	—	11,939	—	—	11,939
Unrealized loss on marketable securities	—	—	—	(2,992)	—	(2,992)
Net loss	—	—	—	—	(44,617)	(44,617)
Balance — March 31, 2022	82,324,677	$8	$762,458	$(3,935)	$(490,994)	$267,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	79,316,261	$8	$676,956	$614	$(410,048)	$267,530
Exercise of stock options	415,386	—	3,874	—	—	3,874
Stock-based compensation	—	—	8,800	—	—	8,800
Unrealized loss on marketable securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(52,171)	(52,171)
Balance — March 31, 2021	79,731,647	$8	$689,630	$410	$(462,219)	$227,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,617)	$(52,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,589	1,541
Stock-based compensation	11,939	8,800
Amortization of premiums and accretion of discounts on marketable securities	570	594
Amortization of right-of-use assets	670	461
Changes in operating assets and liabilities:
Receivable from collaboration partner	(5,428)	—
Prepaid expenses and other current assets	(2,465)	(3,790)
Other assets	(358)	25
Accounts payable	2,043	2,592
Accrued liabilities and accrued clinical supply costs	(3,383)	(5,500)
Deferred revenue	175,526	(4,110)
Lease liabilities	(995)	(821)
Other long-term liabilities	—	(314)
Net cash provided by (used in) operating activities	135,091	(52,693)
Cash flows from investing activities:
Purchase of property and equipment	(692)	(947)
Purchase of marketable securities	(30,114)	—
Maturities of marketable securities	18,700	110,500
Net cash provided by (used in) investing activities	(12,106)	109,553
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	2,483	3,874
Net cash provided by financing activities	2,483	3,874
Net increase in cash, cash equivalents, and restricted cash	125,468	60,734
Cash, cash equivalents, and restricted cash at beginning of period	330,624	51,441
Cash, cash equivalents, and restricted cash at end of period	$456,092	$112,175
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$499	$628

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2022.

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

Restricted cash as of March 31, 2022 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$454,620	$110,703
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$456,092	$112,175

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

In 2021, the Company began granting RSUs with market conditions to certain executives. The fair value of RSUs with market conditions is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the stock price on grant date, risk-free interest rate, dividend yield, expected stock volatility, and estimated period to achieve the market condition. The expense is recognized based on continued employment of the participants, regardless of achievement of the market condition. Expense related to the RSUs with market conditions is recognized using the accelerated attribution method.

The Company accounts for forfeitures as they occur for all awards.

Comprehensive Loss

Comprehensive Loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized loss on marketable securities.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2022
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$359,789	$—	$—	$359,789
U.S. government treasury securities	Level 1	417,885	—	(3,934)	413,951
Total cash equivalents and marketable securities		$777,674	$—	$(3,934)	$773,740

	December 31, 2021
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$218,451	$—	$—	$218,451
U.S. government treasury securities	Level 1	407,041	8	(950)	406,099
Total cash equivalents and marketable securities		$625,492	$8	$(950)	$624,550

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of March 31, 2022, the remaining contractual maturities of $649.5 million of investments were less than one year and $124.2 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of March 31, 2022, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk.

4. Collaboration Agreements

GSK

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which the Company and GSK will collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including AL001 (latozinemab) and AL101 (GSK Agreement). The GSK Agreement was made effective on August 17, 2021.

Under the terms of the GSK Agreement, the Company received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, based on the development and commercialization plan for latozinemab and AL101, the Company may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. In the United States, the Company and GSK will equally share profits and losses from commercialization of latozinemab and AL101. Outside of the United States, the Company will be eligible for double-digit tiered royalties.

The Company and GSK will jointly develop latozinemab and AL101. The Company will lead the global clinical development of latozinemab and AL101, other than with respect to Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications, which will be led by GSK. The Company and GSK will share development costs 60% by GSK and 40% by the Company, except that the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

In the United States, the Company and GSK will be jointly responsible for commercialization of latozinemab and AL101, with the Company leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, GSK will be solely responsible for commercialization of latozinemab and AL101 for all indications. The Company may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, the Company will no longer conduct development or commercialization of that product and the Company will receive tiered royalties on net sales in the United States instead of a share of profits or losses. GSK may terminate the agreement at any time with 180 days' notice, but the Company does not need to repay any portion of the payments received.

The Company concluded that the GSK Agreement is within the scope of ASC 808, Collaborative Arrangements, as both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the commercialization of latozinemab and AL101. Certain elements are required to be accounted for under ASC 606, Revenue From Contracts With Customers, where the counterparty is a customer for a good or service that is a distinct unit of account.

The Company concluded that the GSK Agreement contained the following units of account: (i) license and know-how for frontotemporal dementia due to a progranulin gene mutation (FTD-GRN) in Phase 3 clinical development, (ii) research and development activities, including license rights and know-how, relating to products in Phase 2 or earlier stages of development, and (iii) research and development services under the co-development plan to be accounted for outside of ASC 606, including all products that move into Phase 3 clinical development. The Company determined that the distinct performance obligations under ASC 606 consisted of: (i) license and know-how to latozinemab FTD-GRN, which is currently in Phase 3 clinical development and (ii) the research and development activities, including license rights and know-how, relating to products in Phase 2 or earlier stages of development.

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

The respective standalone value for each of the performance obligations was allocated to the transaction price. The estimated SSP of each performance obligation was determined using discounted cash flows from the expected commercialization of latozinemab and AL101 and estimated research and development costs to be incurred by the Company in the initial Phase 2 clinical trials. The estimate of SSP for each performance obligation reflects management's assumptions, which may include forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. For the license for FTD-GRN, the Company determined that GSK could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at a point in time. For the product candidates in Phase 2 or earlier stages of development, the Company determined that GSK could not benefit from the licenses without the corresponding development services that the Company has committed to perform due the earlier stage of development for these licenses. The Company will perform research and development activities through the end of the initial Phase 2 clinical trials. Revenue will be recognized over time as the research and development activities are performed. The Company will measure progress based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations.

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

Collaboration revenue under the GSK Agreement during the three months ended March 31, 2022 was $21.2 million, all of which was included in deferred revenue at the beginning of the period. No revenue was recognized during the three months ended March 31, 2021 as the GSK Agreement was not yet effective. The deferred revenue related to the GSK Agreement was $486.7 million as of March 31, 2022. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three months ended March 31, 2022, the Company recognized a reduction of research and development expense of $5.4 million under the GSK Agreement. No reimbursement of research and development expense was recognized during the three months ended March 31, 2021 as the GSK Agreement was not yet effective.

AbbVie

The Company entered into an agreement in October 2017 with AbbVie Biotechnology, Ltd. (AbbVie) to co-develop antibodies to two program targets in preclinical development (AbbVie Agreement). Under the terms of the AbbVie Agreement, AbbVie made $205 million in upfront payments, of which $5 million and $200 million were received by the Company in October 2017 and January 2018, respectively. The Company will perform research and development services for the two programs through the end of Phase 2 clinical trials. After completion of the Phase 2 clinical trial for each program, AbbVie will then have the exclusive right to exercise an option under the license and collaboration agreement with the Company for that program for $250 million. If AbbVie exercises its option for a program, AbbVie will take over the development of the product candidates for such program and costs will be split between the parties. The Company will also share in profits and losses upon commercialization of any products from such program. However, following AbbVie’s exercise of its option for a program, the Company may opt out of sharing in development costs and profits or losses for that program and instead receive tiered royalties. Additionally, under the terms of the AbbVie Agreement, the Company will be eligible to earn up to an additional $242.8 million in milestone payments per program related to the initiation of certain clinical studies and regulatory approval for up to three indications per program. The Company assessed its collaboration agreement with AbbVie in the context of the delivery of the research and development services.

Collaboration revenue under the Company’s collaboration agreement with AbbVie during the three months ended March 31, 2022 and 2021 was $3.3 million and $4.1 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue related to the AbbVie Agreement was $114.1 million and $128.2 million as of March 31, 2022 and 2021, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 2 clinical trials. The Company has had changes to the overall expected costs to satisfy the performance obligations from period to period for the AbbVie Agreement. For the three months ended March 31, 2022, the Company had a 2% increase in the forecast of the total expected costs. As a result of the cumulative catch up for the change in estimate, revenue was reduced by approximately $1.8 million compared to if the expected costs had remained the same.

Innovent

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties on sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of March 31, 2022. As of March 31, 2022, no revenue has been recognized and no payments have been received under the Innovent Agreement.

5. Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$6,626	$4,363
General and administrative	5,313	4,437
Total stock-based compensation	$11,939	$8,800

2019 Equity Incentive Plan and 2022 Inducement Plan

On January 1, 2022, the Company added 4,099,309 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan (2019 Plan). As of March 31, 2022, the Company had reserved 22,451,254 shares of common stock for issuance under the 2019 Plan, of which 7,829,077 shares were available for issuance of future awards. On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) and reserved 1,630,000 shares for issuance under the Inducement Plan for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. As of March 31, 2022, 762,000 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	11,644,070	$16.41
Granted	1,575,780	17.27
Exercised	(234,117)	10.61
Forfeited	(460,926)	18.38
Outstanding as of March 31, 2022	12,524,807	$16.55	$8.3	$19,371
Exercisable as of March 31, 2022	5,152,851	$14.95	$7.5	$12,167
Vested and expected to vest as of March 31, 2022	12,524,807	$16.55	$8.3	$19,371

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of March 31, 2022, total unrecognized stock-based compensation related to unvested stock options was $84.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted Stock Activity

Activity for the restricted stock awards and RSUs is shown below. In May 2021, the Company began to issue RSUs with market conditions to certain executives, which are included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2021	1,373,874	$18.35
Granted	118,000	19.14
Vested	(104,368)	19.67
Forfeited	(52,136)	20.31
Unvested restricted stock units as of March 31, 2022	1,335,370	$18.24

As of March 31, 2022, total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units was $21.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. As of March 31, 2022, the Company has reserved for issuance 2,979,129 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. 2019 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

6. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company's effective tax rate was (1.1)% and zero, respectively. Section 174 of the Internal Revenue Code requires capitalization of research and development expenses to then be amortized over five years for U.S. based research and 15 years for research conducted outside of the U.S., which limits the amount of research and development expenses that can be used to offset income in the current year. The difference between the effective tax rate as of March 31, 2022 and 2021, respectively, and the U.S. federal statutory rate of 21% was primarily due to the anticipatory recognition of a certain amount of current year income tax as a result of this capitalization effective this year.

7. Related Party Transactions

In 2014, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its latozinemab and AL101 programs and is developing antibodies optimized by Adimab in its AL002 and AL003 programs (2014 Adimab Agreement). In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for antibody engineering research programs (2021 Adimab Agreement). The Chief Executive Officer of Adimab is a Co-founder and Chairperson of the board of directors of Alector. For the three months ended March 31, 2022, the Company incurred expenses of $0.1 million. For the three months ended March 31, 2021, the Company incurred expenses of $1.0 million for milestone payments for progress of programs through clinical trials. The Company had $0.1 million and zero accrued liabilities due to Adimab as of March 31, 2022 and 2021. Under the 2014 Adimab Agreement, the Company will owe up to $3.5 million in milestone payments per program to Adimab for its product candidates and will also owe low- to mid- single-digit royalty payments for commercial sales of such product candidates. Under the 2019 and 2021 Adimab Agreements, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of covered product candidates.

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Restricted stock subject to future vesting	1,335,370	100,881
Options to purchase common stock	12,524,807	12,634,433
Shares committed under 2019 ESPP	70,406	86,677
Total	13,930,583	12,821,991

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 immune system targets, four product candidates, latozinemab (previously referred to as AL001), AL002, AL003, and AL101, have advanced into clinical development, and we continue to develop our research pipeline, including AL044, AL008, and AL009. We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners GSK, AbbVie, and Innovent.

On July 1, 2021, we entered into a Collaboration and License Agreement with GSK to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101. Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in the third quarter of 2021 and $200 million was received in the first quarter of 2022. Together with GSK we are pursuing frontotemporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS).

Latozinemab modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders. Latozinemab is in development to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union, with potentially higher prevalence in Asia and Latin America.

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD-GRN. In prior clinical studies, latozinemab successfully demonstrated elevation of progranulin levels back to the normal range and encouraging early signals of biomarker and clinical activity. Latozinemab has been well tolerated in healthy volunteers and FTD patients in our Phase 1a, Phase 1b, and Phase 2 clinical trials.

In 2021, we presented our most comprehensive dataset generated to date for latozinemab from our ongoing open-label Phase 2 clinical trial, INFRONT-2 in patients with FTD-GRN. INFRONT-2 was designed to establish the safety and tolerability of chronic administration of latozinemab at therapeutic doses, and also measured biomarkers of disease and clinical outcomes. Treatment with latozinemab was well tolerated and suggested a reversal of the progranulin deficiency; progranulin levels were rapidly restored to normal ranges in both plasma and cerebrospinal fluid (CSF) for the duration of treatment. Multiple disease-relevant biomarkers trended toward normalization or remained stable, including time-dependent and durable normalization of lysosomal, inflammatory, and astrogliosis biomarkers over twelve months of treatment compared to baseline and age-matched controls. Additionally, mean levels of plasma and CSF neurofilament light chain (NfL), a marker of axonal damage, remained stable over 12 months. A matched historic control cohort of participants from the Genetic FTD Initiative (GENFI2) patient registry was utilized as a comparator for brain atrophy and clinical outcome assessments. Volumetric MRI found a greater than 10% reduction in atrophy rates in favor of latozinemab for the whole brain and frontotemporal cortex, and an approximately 50% reduction in the rate of ventricular enlargement, relative to the GENFI2 matched control cohort. Clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that latozinemab treatment slowed clinical progression by 48% compared to the GENFI2 matched control cohort.

In March 2022, we presented additional data from the INFRONT-2 trial of latozinemab in FTD patients with a C9orf72 genetic mutation (FTD-C9orf72) building on the results in FTD patients with a GRN mutation. Latozinemab was shown to be generally well tolerated when administered monthly for a year or more. Latozinemab elevated progranulin in both plasma and cerebrospinal fluid (CSF) in FTD-C9orf72 patients for the duration of treatment. Clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that when compared to a matched control cohort from the ALLFTD consortium, treatment with latozinemab in FTD-C9orf72 patients resulted in a trend toward a delay of approximately 54% in annualized disease progression. In addition, mean levels of NfL, a marker of axonal damage, remained stable over the course of treatment in both plasma and CSF in latozinemab-treated FTD-C9orf72 patients and mean levels of glial fibrillary acidic protein (GFAP), a biomarker of astrogliosis that is an indicator of disease and/or injury to the central nervous system, decreased over 12 months in both plasma and CSF in latozinemab-treated FTD-C9orf72 patients.

In September 2021, we dosed the first participant in our Phase 2 clinical trial of latozinemab in people with ALS who carry a C9orf72 mutation. The study was designed to evaluate safety, tolerability, pharmacokinetics, and pharmacodynamics of latozinemab and to gather data on changes to multiple liquid biomarkers. Together with GSK, we have made the strategic, non-safety related decision to close enrollment in this study. In light of the evolving ALS landscape, we are currently evaluating plans for a potential Phase 2b study for patients with all forms of ALS, including the C9orf72 mutation.

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, but with the potential for easier administration or less frequent dosing for the treatment of more prevalent neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease. Mutations that moderately reduce the expression levels of PGRN are associated with increased risk of developing Alzheimer’s disease and Parkinson’s disease. In animal models, increased PGRN levels have been demonstrated to be protective for these diseases. In 2021, we presented interim data from our ongoing Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability of single doses of intravenously or subcutaneously administered AL101 in healthy volunteers. AL101 increased progranulin levels in the periphery and the brain persisting for one month. AL101 was found to be well tolerated at all doses administered. Alector completed enrollment of additional cohorts to test further dosages of AL101 administered intravenously and subcutaneously, with data expected to be available in the second half of 2022.

Our AL002 product candidate targets Triggering Receptor Expressed on Myeloid cells 2 (TREM2) to increase the functionality of TREM2 signaling and enhance microglia cell activation. We are initially developing AL002 for the treatment of Alzheimer’s disease in collaboration with AbbVie.

In our Phase 1 clinical trial, AL002 demonstrated tolerability, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers. In January 2021, we initiated INVOKE-2, a randomized, controlled Phase 2 clinical trial of AL002 aiming to enroll approximately 265 patients with early Alzheimer’s disease.

Amyloid Related Imaging Abnormalities (ARIA) have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. ARIA has been reported to occur in Alzheimer’s disease patients and typically resolves or stabilizes within four to 16 weeks with or without treatment. The incidence of ARIA has been shown to increase in this patient population with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. Most ARIA cases observed in our INVOKE-2 Phase 2 clinical trial were asymptomatic and non-serious. However, a small number of serious adverse events occurred in patients with the APOE e4/e4 genotype. APOE e4/e4 homozygotes are estimated to represent 10-15% percent of the Alzheimer’s disease population. In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we discontinued dosing and enrollment of APOE e4/e4 homozygotes in our INVOKE-2 Phase 2 clinical trial. We also plan to submit an additional voluntary amendment to the trial protocol to exclude APOE e4/e4 homozygotes from this trial. The potential impact, if any, of this protocol amendment on timing to complete enrollment of the INVOKE-2 Phase 2 clinical trial is currently being assessed. We are conducting this study under the guidance of an Independent Data Monitoring Committee (IDMC), which is allowed to review unblinded data and to make trial recommendations. We, along with the IDMC, will continue to monitor the INVOKE-2 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol.

AL003 is being developed to treat patients with Alzheimer’s disease in collaboration with AbbVie. AL003 focuses on modulating checkpoint receptors on the brain’s immune cells, targeting sialic acid binding Ig-like lectin 3 (SIGLEC 3, also called CD33). In 2021, we presented data from the Phase 1 trial of AL003 in healthy volunteers and Alzheimer’s disease patients. AL003 was found to be well tolerated up to and including once-monthly intravenous doses of 15 mg/kg. AL003 demonstrated target engagement of CD33 in both blood and central nervous system compartments at the tolerated dose range. We are currently reviewing potential next steps for our AL003 program together with AbbVie.

AL044 is the latest Alector-disscovered therapeutic candidate for neurodegeneration. AL044 targets membrane-spanning 4-domains subfamily A (MS4A), a major risk locus for Alzheimer’s disease. MS4A gene family members encode a transmembrane receptor protein that is expressed selectively on myeloid cells in the brain and is associated with control of microglia functionality and potentially with microglia viability. We intend to develop AL044 for the treatment of Alzheimer’s disease and potentially orphan neurodegenerative indications. We expect to initiate a first-in-human trial for AL044 in the second half of 2022. We own worldwide rights to AL044.

The neuroimmune system of the brain is part of the body’s innate immune system, and based on our pioneering work in immuno-neurology, we have identified potential oncology applications for several of our therapeutic programs. We believe that products focused on innate immune biology may complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system.

AL008 is our lead innate immuno-oncology antibody, which is designed to inhibit the CD47-SIRP-alpha (SIRPα) pathway, a potent immune checkpoint pathway co-opted by tumors to evade the immune system. AL008 is a SIRP-alpha inhibitor with a novel dual mechanism of action that inhibits immune suppression and promotes immune stimulation. We entered into a licensing agreement with Innovent in 2020 to develop and commercialize AL008 in China, while Alector retains development and commercialization rights in the rest of the world. First-in-human clinical studies conducted by Innovent are expected to commence in China in 2022 in patients.

AL009, our second innate immuno-oncology product candidate, is a multi Siglec inhibitor that is designed to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune suppression. We plan to advance AL009 into clinical studies in patients with advanced solid tumors within the next year. We own worldwide rights to AL009.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $44.6 million and $52.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $491.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Under the terms of our GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments for latozinemab and AL101. Alector and GSK are jointly developing latozinemab and AL101.

In the United States, Alector and GSK will equally share profits and losses from commercialization of latozinemab and AL101. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product and we will receive royalties on net sales of the product in the United States instead of a share of profits. Outside of the United States, GSK will be responsible for commercialization of latozinemab and AL101 for all indications, and we will be eligible for double-digit tiered royalties.

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $600.7 million as of March 31, 2022, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and AL003 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial, INFRONT-3, and remains in an ongoing Phase 2 clinical trial, AL002, which is being studied in a Phase 2 clinical trial, AL101, which is in a Phase 1 clinical trial, and AL003, for which we have completed Phase 1 clinical trials. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Dollar
	2022	2021	Change
	(In thousands)
Collaboration revenue	$24,474	$4,110	$20,364
Operating expenses:
Research and development	53,043	45,733	7,310
General and administrative	15,554	11,012	4,542
Total operating expenses	68,597	56,745	11,852
Loss from operations	(44,123)	(52,635)	8,512
Other income, net	264	464	(200)
Loss before income taxes	(43,859)	(52,171)	8,312
Income tax expense	758	—	758
Net loss	$(44,617)	$(52,171)	$7,554

Revenue

Collaboration revenue was $24.5 million for the three months ended March 31, 2022, compared to $4.1 million for the three months ended March 31, 2021. The increase was due to revenue recognized from the GSK Agreement, in particularly for our Phase 2 latozinemab programs. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenue from the AbbVie Agreement was slightly lower this year due to increased estimated total program costs.

Research and Development Expenses

Research and development expenses were $53.0 million for the three months ended March 31, 2022, compared to $45.7 million for the three months ended March 31, 2021. The increase of $7.3 million was driven by a $5.1 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, we had a $4.4 million increase in early stage programs as we continue to invest in developing our pipeline and a $2.0 million increase in facilities and other unallocated research and development expenses from additional rent expense, headcount, and other overhead costs as we continue to grow. This was offset by decreases in other programs, including latozinemab due to the cost sharing agreement with GSK.

	Three Months Ended March 31,		Dollar
	2022	2021	Change
	(In thousands)
Direct research and development expenses
AL001 (Latozinemab)	$9,653	$10,567	$(914)
AL101	650	1,032	(382)
AL002	6,822	6,846	(24)
AL003	430	1,429	(999)
AL044	400	2,298	(1,898)
Other early stage programs	10,364	5,934	4,430
Indirect research and development expenses
Personnel related (including stock-based compensation)	18,531	13,401	5,130
Facilities and other unallocated research and development expenses	6,193	4,226	1,967
Total research and development expenses	$53,043	$45,733	$7,310

General and Administrative Expenses

General and administrative expenses were $15.6 million for the three months ended March 31, 2022, compared to $11.0 million for the three months ended March 31, 2021. The increase of $4.5 million was driven by a $2.1 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. In addition, legal expenses increased $1.6 million due mainly to the arbitration award received in the first quarter of 2021 that reduced expenses. The remaining amount was due to increase in general overhead to support business.

Other Income, Net

Other income, net was $0.3 million for the three months ended March 31, 2022, compared to $0.5 million for the three months ended March 31, 2021. The decrease of $0.2 million was due to lower investment yields on our marketable securities.

Income Tax Expense

Income Tax Expense was $0.8 million for the three months ended March 31, 2022, compared to zero for the three months ended March 31, 2021. The increase of $0.8 million was due federal and state taxes recognized from cash received from the GSK Agreement.

Liquidity and Capital Resources

Since our inception through March 31, 2022, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of March 31, 2022, we had $868.6 million of cash, cash equivalents, and marketable securities. As of March 31, 2022, we had an accumulated deficit of $491.0 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the timing and progress of preclinical and clinical development activities; including, without limitation, our collaboration efforts with AbbVie, GSK, and Innovent;
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
•
the costs and timing of regulatory approvals;
•
our eventual commercialization plans for our product candidates; and
•
the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in) operating activities	$135,091	$(52,693)
Cash provided by (used in) investing activities	(12,106)	109,553
Cash provided by financing activities	2,483	3,874

Operating Activities

For the three months ended March 31, 2022, cash provided by operating activities was $135.1 million. This was mainly due to the $200 million payment received from GSK. We also had a non-cash charge of $11.9 million for stock-based compensation. This was offset by net loss of $44.6 million and a decrease of $3.4 million in accrued liabilities and accrued clinical supply costs.

For the three months ended March 31, 2021, cash used in operating activities was $52.7 million. This was mainly due to the net loss of $52.2 million and the decrease in deferred revenue of $4.1 million as revenue was recognized related to the AbbVie Agreement. We also had a decrease of $5.5 million in accrued liabilities and accrued clinical supply costs. This was offset by non-cash charges of $10.3 million for stock-based compensation and depreciation and amortization.

Investing Activities

For the three months ended March 31, 2022, cash used in investing activities of $12.1 million was primarily related to the maturities of marketable securities of $18.7 million offset by purchases of marketable securities of $30.1 million.

For the three months ended March 31, 2021, cash provided in investing activities of $109.5 million was primarily related to the maturities of marketable securities of $110.5 million.

Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities of $2.5 million was primarily from the exercise of options to purchase common stock.

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

Other than the disclosures below, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on February 24, 2022.

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended March 31, 2022, we had a 2% increase in the forecast of the total expected costs. As a result of the cumulative catch up for the change in estimate, revenue was reduced by approximately $1.8 million compared to if the expected costs had remained the same.

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

We had cash, cash equivalents, and marketable securities of $868.6 million as of March 31, 2022, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $3.0 million as of March 31, 2022.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other public filings, in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
We are in the clinical stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
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
•
Research and development of biopharmaceutical products is inherently risky, and our business is heavily dependent on the successful development of our product candidates, which are in preclinical and clinical development, so we cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.
•
We may not be successful in our efforts to continue to create a pipeline of product candidates from our research and drug discovery platform or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates from our research and drug discovery platform, our commercial opportunity may be limited.
•
We may not be successful in our efforts to carry out our obligations under our collaborations for our product development and research programs; for instance, without limitation, failure to complete in a timely manner or at all our contractual obligations to Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), AbbVie Biotechnology, Ltd. (AbbVie), or Innovent Biologics (Innovent).
•
We may not be successful in our efforts to expand indications for approved product candidates.

•
We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen both limited success in drug development and evolving standards for regulatory approval. Further, our product candidates are based on new approaches and novel technology, and we must be able to identify and develop new biomarkers that are signs of a disease or condition and that can measure impact on disease progression of our product candidates, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
•
We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
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

Risks Related to Our Business, Financial Condition, and Capital Requirements

We are in various stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including frontal temporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS), as well as oncology therapeutics that focus on innate immune biology. We commenced operations in May 2013. To date, we have only generated revenue from our collaboration arrangements and sale of our common stock. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab (formerly AL001), are in Phase 2 clinical trials for one product candidate, AL002, have completed Phase 1 clinical trials for one product candidate, AL003, and are in Phase 1 clinical trials for one product candidate, AL101. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses since inception. We incurred net losses of $44.6 million and $52.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $491.0 million.

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

On July 1, 2021, we entered into an agreement with GSK (GSK Agreement) to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101. Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments for latozinemab and AL101.

Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals, and launching and commercializing any product candidate will require substantial additional funding.

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
•
attract, hire, and retain qualified personnel, especially in light of a very competitive hiring and compensation environment;
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
•
withstand periods of rising rate of inflation; and
•
defend against any product liability claims or other lawsuits related to our products.

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

Our operations have required substantial amounts of cash since inception, and we expect our expenses to increase significantly in the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, ALS, and Parkinson’s disease, and in oncology, will require substantial amounts of capital. We will also require a significant amount of capital for the further development of our product candidates, and if any of such product candidates are approved, to commercialize any approved products.

As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $868.6 million. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations into mid-2024. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of a rising rate of inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Due to the significant resources required for the development of our product candidates, and depending on our ability to access capital, we must prioritize development of certain product candidates. Moreover, we may expend our limited resources on programs that do not yield a successful product candidate or fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have identified over 100 immune system targets, four of our product candidates, latozinemab, AL002, AL003, and AL101, have advanced into clinical development, and we continue to develop our research pipeline. Together, the development of these programs and product candidates requires significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic and any applicable regulatory requirements that would need to be met to enable its use.

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

We are in the clinical stages of development of many of the product candidates currently in our programs. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs, including conducting preclinical studies and clinical trials in our programs for our product candidates, latozinemab, AL002, AL003, AL101, AL044, AL008, and AL009, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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
•
if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and
•
a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We may not be successful in our efforts to further develop our current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Most of our product candidates are in the early stages of development, and all will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We have never completed a clinical development program. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab, are in Phase 2 clinical development for one product candidate, AL002, completed Phase 1 clinical trials for one product candidate, AL003, and are in Phase 1 clinical development for one product candidate, AL101. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

One of our strategies is to identify and pursue clinical development of additional product candidates. Identifying, developing, obtaining regulatory approval, and commercializing additional product candidates for the treatment of neurodegenerative and other diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop, or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

We may not be successful in our efforts to obtain approval for additional or expanded indications for our approved product candidates or approved products.

Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication. Conducting clinical trials for additional indications for our product candidates requires substantial technical, financial, and human capital resources and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be successful in our effort to obtain regulatory approval for our product candidates for additional indications even if we obtain approval for an initial indication. Even though the FDA has approved orphan drug status for latozinemab and AL101 for treatment of FTD, we have no products approved for commercial sale and have not generated any revenue from product sales.

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

We have focused a substantial portion of our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are no currently approved or few therapeutic options available for patients with FTD, Alzheimer’s disease, Parkinson’s disease, ALS, and other neurodegenerative diseases. Our future success is highly dependent on the successful development of our product candidates for treating neurodegenerative diseases. Developing product candidates and, if approved, commercializing our products for treatment of neurodegenerative diseases subjects us to a number of challenges, including obtaining disease modifying activity and efficacious dose in target tissue and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

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
•
delays in obtaining required Institutional Review Board (IRB)/ethics committee (EC) approval at each clinical trial site;
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

Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay, or potentially jeopardize, our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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
•
the patient eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;
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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials have been, and may continue to be, delayed or limited due to the effects of the COVID-19 pandemic and subsequent variants. In addition, if the ongoing COVID-19 pandemic persists, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to additional limitations on travel or new physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the ongoing COVID-19 pandemic and subsequent variants could continue to delay or prevent the anticipated readouts from our clinical trials.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen, and other clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and cost of a clinical program substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

For example, in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, cases of ARIA have been observed. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits.

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

Our operations and financial results could be adversely impacted by the effects of the ongoing COVID-19 pandemic and subsequent variants in the United States and the rest of the world.

The ongoing COVID-19 pandemic, including recent variants that continue to spread throughout the world, has adversely impacted global commercial activity. In addition, such events have contributed to significant volatility and instability in financial markets, including a rising rate of inflation. The COVID-19 pandemic and government responses are creating disruption in global supply chains and adversely impacting many industries. The pandemic could have a continued material adverse impact on economic and market conditions, including a continued rapid increase in inflation rates, and lead to a further extended period of global economic slowdown. We continue to monitor the impact of the ongoing COVID-19 pandemic closely. The extent to which the ongoing COVID-19 pandemic will impact our operations or financial results is uncertain.

The continuation of the pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, such as worker shortages; supply chain issues and disruptions; facilities and production suspensions; increases in inflation rates; and spikes in demand for certain goods and services, such as medical services and supplies. While the extent of the impact of the effects of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations. As the COVID-19 pandemic and subsequent variants continue to spread around the globe, we may experience disruptions, especially supply chain disruptions, that could severely impact our business and clinical trials, including:

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
•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to new limitations on travel imposed or recommended by federal or state governments, employers, and others;
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
•
delays in necessary interactions with regulators, IRBs/ECs and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

We may be required to develop, implement, and maintain additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may delay our anticipated timelines for clinical studies and regulatory approval and increase our costs for clinical studies. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In 2020 and 2021, the FDA issued guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and manufacturing, supply chain, and drug and biological product inspections, among others. In light of the continued spread of COVID-19 variants, the FDA, EMA, and comparable foreign regulators may issue additional guidance and policies that may materially impact our business and clinical development timelines. Further changes to existing policies and regulations could increase our compliance costs or delay our clinical plans. To the extent our clinical studies are delayed or data from our clinical studies become compromised due to COVID-19 related factors, we may be required to expend additional resources to conduct additional studies and/or enroll more participants, which could adversely affect our business operations and delay regulatory approval.

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

The spread of COVID-19 and its subsequent variants has caused us to modify our business practices (including employee travel, previous mandatory work-from-home policies, vaccine mandates, and cancellation of or limitations on physical participation in meetings, events, and conferences), and we may take further actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners, and suppliers. Some regions are easing COVID-19 related restrictions; however, many of our employees continue to work remotely. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. We expect to incur incremental expenses as we ramp up onsite activities and related in-office costs, which could adversely impact our results of operations.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS, as well as for the treatment of cancer. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan drug exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

The processes involved in manufacturing our product candidates are complex, expensive, highly regulated, and subject to multiple risks. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in commercial activities with our collaborators for, some of our product candidates if and when they are approved.

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
•
our inability to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•
the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability, and our ability to recognize revenue from such prices;
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

The commercial success of any of our products will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•
the efficacy and safety as demonstrated in clinical trials and published in peer-reviewed journals;
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

As discussed further below, CMS recently released a national policy for coverage of aducanumab (or Aduhelm) and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease, setting forth specific criteria for CMS coverage. Current and future CMS coverage restrictions on classes of drugs that encompass our product candidates, including our candidates for treating Alzheimer’s disease, could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

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

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is analogous to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar approval path and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

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

We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, data privacy, product liability, employment, class action or derivative, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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
•
the FDA, EMA, or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately or insufficiently effective or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
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
•
we may be unable to demonstrate to the FDA, EMA, or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio, on its own or when compared to the standard of care, is acceptable;
•
the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures, and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval, including, for example, in connection with the FDA’s approval of Biogen’s Aduhelm in Alzheimer’s disease amid questions regarding the underlying data, as well as the ongoing government investigation of the FDA’s approval process for Aduhelm.

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
•
we may be required to change the way the product is administered, monitor patients over the course of treatment, or conduct additional clinical trials or post-approval studies;
•
we may be required to create a Risk Evaluation and Mitigation Strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, requiring pre-prescription screening or ongoing monitoring for ARIA and/or other adverse events, and/or other elements, such as boxed warning on the packaging, to assure safe use;
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

We currently are and may continue in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe, Latin America, Asia, or Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, as regulatory authorities in different jurisdictions may impose different requirements for approval, including requirements with respect to trial design or trial diversity. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could result in additional regulatory requirements that would need to be met to enable its use.

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

Even if we obtain regulatory approval for a product candidate, our products will remain subject to extensive post-marketing requirements and regulatory scrutiny.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including any requirement to implement a Risk Evaluation and Mitigation Strategy), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

We have received orphan drug designation from the FDA for latozinemab and AL101 for treatment of FTD and plan to seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. While we have obtained orphan drug designation from the FDA for latozinemab and AL101 for treatment of FTD, we may be unable to reap the benefits associated with orphan drug status. In addition, we plan to seek orphan drug designations for some of our other product candidates in the future but may be unable to obtain an orphan drug designation for any additional product candidates.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other NDA or BLA applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity, if FDA revokes the orphan drug designation, or if FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab and AL101 for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can withdraw orphan exclusive marketing rights if we are unable to manufacture sufficient supply of our product to meet the needs of patients or approve another marketing application for the same drug product before the expiration of the exclusivity period.

We have received Fast Track designation from the FDA for latozinemab and AL101 for the treatment of patients with frontotemporal dementia carrying specific genetic mutation in the granulin gene, but we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

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

In December 2019, the FDA granted Fast Track designation for latozinemab and in January 2020, the FDA granted Fast Track designation for AL101, each for the treatment of patients with FTD carrying specific genetic mutations in the granulin gene. If our clinical development program does not continue to meet the criteria for Fast Track designation, or if our clinical trials are suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we may not realize all the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. Such initiatives and legislation may affect the prices we may obtain or demand for any of our product candidates for which we may obtain regulatory approval. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles

There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

Further, in April 2022, CMS released a national policy for coverage of aducanumab (or Aduhelm) and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease. According to the two-part National Coverage Determination (NCD), Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA when furnished in accordance with the coverage criteria specified below under coverage with evidence development. CMS will also provide enhanced access and coverage for Medicare patients participating in CMS-approved studies, such as a data collection through routine clinical practice or registries. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. Current and future CMS coverage restrictions on classes of drugs that encompass our product candidates could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

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

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition, and results of operations.

The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product if we obtain regulatory approval;
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
•
comply with clinical or manufacturing standards;
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

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations, or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who engage in our clinical trials or prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these investigators, prescribers and purchasers are subject to regulation under the FCPA.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our arrangements with AbbVie, Innovent, GSK, and Adimab, LLC (Adimab).

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

Collaborations involving our research programs, or any product candidates we may develop, pose risks to us, including the following:

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
•
if our collaborators do not satisfy their obligations under our agreements with them, if they terminate our collaborations with them, or if we fail to satisfy our obligations to our collaborators, we may not be able to develop or commercialize product candidates as planned;
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

We may face significant competition in seeking appropriate collaborations. For example, recent business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. We may also be exposed to additional liabilities if our contracted third parties engage in activities associated with improper use of information obtained in the course of patient recruitment for our clinical trials, cGCP noncompliance or noncompliance under applicable privacy laws, which could result in regulatory sanctions and cause serious harm to our reputation and business operations. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs, and with GSK, AbbVie, and Innovent for latozinemab and AL101, AL002 and AL003, and AL008, respectively, for the manufacturing of our product candidates. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our CDMOs or collaboration partners, to comply with applicable regulations could result in clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures, or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

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

We, and the CMO partners on which we rely, depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials, whether due to the effects of the COVID-19 pandemic or otherwise, could harm our business.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our collaborators may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (USPTO) or foreign patent offices or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, inventorship dispute, or interference proceedings or other similar proceedings challenging our or our collaborators’ patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our collaborators, may have to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our collaborators’ features of patentability with respect to our or our collaborators’ patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we or our collaborators are unsuccessful in any such proceeding or other inventorship dispute, we may be required to obtain and maintain licenses from third parties. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.

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

In the future, some of our patents and patent applications may be co-owned with third parties. In addition, collaborators or future licensors may co-own their patents and patent applications with other third parties with whom we do not have a direct relationship. Our rights to certain of these patents and patent applications may be dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patents and patent applications, who are not parties to our license agreements. If our collaborators or future licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patents or patent applications or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology to the extent such products and technology are not also covered by our intellectual property. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our rights to develop and commercialize are subject, in part, to the terms and conditions of agreements with others, including terms and conditions regarding intellectual property rights.

We rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and development and commercialization of our product candidates are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement with Adimab. Under the 2014 Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our latozinemab and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 and AL003 product candidates. In August 2019, we entered into a new collaboration agreement with Adimab for development of antibodies for use in future programs. In 2021, we entered into another collaboration agreement with Adimab, which grants us an exclusive option to obtain a specified number of engineered sequences discovered or optimized by Adimab and directed against targets that we select. Additionally, in October 2017, we entered into an agreement with AbbVie to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, latozinemab and AL101.

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

In addition, subject to the terms of any such agreements, we may not have the right to control the preparation, filing, prosecution, and maintenance, and we may not have the right to control the enforcement and defense of certain patents and patent applications relating to or affecting our development candidates. In addition, the GSK Agreement provides GSK with certain rights with respect to preparation, filing, prosecution, maintenance, enforcement, and defense of certain patents and patent applications.

We cannot be certain that patents and patent applications as to which preparation filing, prosecution, maintenance, enforcement, or defense are controlled by our collaborators will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our collaborators fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, our rights as to such patents may be reduced or eliminated, our right to develop and commercialize any of our product candidates that are subject of such rights could be adversely affected, and we may have a reduced ability to prevent competitors from making, using, and selling competing products. In addition, even where we have the right to control prosecution patent applications we have licensed to and from collaborators, we may still be adversely affected or prejudiced by actions or inactions of our collaborators that took place prior to the date upon which we assumed control over patent prosecution.

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
•
our diligence obligations under the agreement and what activities satisfy those diligence obligations; and
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our collaborators and us and our other partners.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we, our collaborators, or any of our future licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

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

The ongoing conflict between Russia and Ukraine, including the sanctions targeting Russia, could interfere with filing of patent applications, prosecution of applications, and maintenance of issued patents in Russia, Ukraine, and via the Eurasian Patent Office. For example, the conflict and sanctions could interfere with payment of filing fees, extension fees, and annuities. The conflict and sanctions could also interfere with enforcement or defense of patents issued in Russia, Ukraine, and via the Eurasian Patent Office. The conflict and associated sanctions could therefore increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any future issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, under the Leahy-Smith America Invents Act (the America Invents Act), the first inventor to file a patent application in the United States is entitled to the patent on an invention regardless of whether another party was the first to invent the claimed invention. Therefore, a third party that filed a patent application in the USPTO after March 2013, but before us, could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This possibility requires us to be cognizant of the time from invention to the time of filing a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our product candidates or other technologies.

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

If we initiated legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and growth prospects.

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

Our commercial success depends in part on our and our collaborators’ ability to develop, manufacture, market, and sell any product candidates that we develop and to use our proprietary technologies without infringing, misappropriating, and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including post-grant, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may become party to, or threatened with, such actions in the future, regardless of their merit. As discussed above, due to the America Invents Act, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

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

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates or other technologies infringes upon these patents. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable, and infringed by our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights or to defend against allegations of patent infringement, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent in which we have an interest is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Risks Related to Our Operations

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, especially in light of a very competitive hiring and compensation environment, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our leadership, including our Chief Executive Officer, Dr. Arnon Rosenthal, our President and Head of Research and Development, Dr. Sara Kenkare-Mitra, and our scientific and medical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to either find suitable replacements in the event of such loss or to attract senior management personnel to fill open positions, especially in light of a highly competitive hiring and wage environment, could result in delays in the development of our product candidates and harm our business.

We conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, especially in light of the recent very competitive hiring and compensation environment, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region and doing so may be costly and difficult.

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

As of March 31, 2022, we had 237 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have engaged in strategic collaborations in the past, such as our strategic collaborations with AbbVie, Innovent, and GSK, and we may engage in various acquisitions, collaborations, and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition, collaboration, or strategic partnership may entail numerous risks, including:

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political unrest, including the Russia-Ukraine conflict, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption.

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

Our business is subject to risks associated with conducting business internationally. Some of our CDMOs and clinical trial sites, for example, are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of December 31, 2021, we had federal and state net operating loss (NOL) carryforwards of approximately $236.6 million and $204.4 million, respectively, some of which have an indefinite life. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of our initial public offering in February 2019 and follow-on public offering in January 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. In addition, the enacted legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act), as amended by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), also provides that NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2021. Our NOLs may also be subject to limitations under state law.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The Company is currently evaluating the potential impact. In addition, the current Biden Administration has proposed numerous changes to U.S. federal income tax law, including an increase to the U.S. corporate income tax rate and modifications of the provisions addressing taxation of international business operations. Such changes, if enacted, may adversely affect our effective tax rates, cash flows and general business condition.

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

•
general economic, industry, and market conditions, including a rising rate of inflation; and
•
the other factors described in this “Risk Factors” section.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

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

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm are unable to attest to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Our operations are subject to the effects of a rising rate of inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 8.5% for the 12 months ended March 31, 2022. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
10.1	2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	001-38792	10.1	1/3/2022
10.2	Offer Letter between Alector, Inc. and Marc Grasso, M.D.	10-K	001-38792	10.19	2/24/2022
10.3	Offer Letter between Alector, Inc. and Gary Romano, Ph.D., M.D.	8-K	001-38792	10.1	3/29/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

ALECTOR, INC.

Date: May 5, 2022	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Marc Grasso
Marc Grasso
Chief Financial Officer (Principal Financial and Accounting Officer)