Form 10-Q
period 2022-06-30
Alector, Inc.
filed 2022-08-04
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 82,563,921 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$172,265	$329,152
Marketable securities	636,590	406,099
Receivable from collaboration partner	8,816	7,391
Prepaid expenses and other current assets	9,350	7,071
Total current assets	827,021	749,713
Property and equipment, net	26,034	27,330
Operating lease right-of-use assets	29,226	30,569
Restricted cash	1,472	1,472
Other assets	5,919	5,574
Total assets	$889,672	$814,658
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,646	$4,749
Accrued clinical supply costs	6,142	8,748
Accrued liabilities	23,705	27,460
Deferred revenue, current portion	106,994	90,803
Operating lease liabilities, current portion	7,922	7,795
Total current liabilities	149,409	139,555
Deferred revenue, long-term portion	413,899	334,415
Operating lease liabilities, long-term portion	37,615	39,806
Other long-term liabilities	233	158
Total liabilities	601,156	513,934
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 82,544,901 and 81,986,192 shares issued and outstanding as of June 30, 2022 and December 31, 2021	8	8
Additional paid-in capital	775,843	748,036
Accumulated other comprehensive loss	(6,224)	(943)
Accumulated deficit	(481,111)	(446,377)
Total stockholders' equity	288,516	300,724
Total liabilities and stockholders' equity	$889,672	$814,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$79,851	$6,568	$104,325	$10,678
Operating expenses:
Research and development	54,534	47,818	107,577	93,551
General and administrative	15,842	14,075	31,396	25,087
Total operating expenses	70,376	61,893	138,973	118,638
Income (loss) from operations	9,475	(55,325)	(34,648)	(107,960)
Other income, net	1,450	178	1,714	642
Income (loss) before income taxes	10,925	(55,147)	(32,934)	(107,318)
Income tax expense	1,042	—	1,800	—
Net income (loss)	9,883	(55,147)	(34,734)	(107,318)
Unrealized loss on marketable securities	(2,289)	(207)	(5,281)	(411)
Comprehensive income (loss)	$7,594	$(55,354)	$(40,015)	$(107,729)
Net income (loss) per share:
Basic net income (loss) per share	$0.12	$(0.69)	$(0.42)	$(1.35)
Diluted net income (loss) per share	$0.12	$(0.69)	$(0.42)	$(1.35)
Weighted-average shares used in calculating:
Shares used in computing net loss per share, basic	82,394,784	79,790,036	82,248,880	79,598,188
Shares used in computing net loss per share, diluted	82,588,368	79,790,036	82,248,880	79,598,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	81,986,192	$8	$748,036	$(943)	$(446,377)	$300,724
Exercise of stock options	234,117	—	2,483	—	—	2,483
Vesting of restricted stock units	104,368	—	—	—	—	—
Stock-based compensation	—	—	11,939	—	—	11,939
Unrealized loss on marketable securities	—	—	—	(2,992)	—	(2,992)
Net loss	—	—	—	—	(44,617)	(44,617)
Balance — March 31, 2022	82,324,677	8	762,458	(3,935)	(490,994)	267,537
Exercise of stock options	4,244	—	41	—	—	41
Vesting of restricted stock units	101,076	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	114,904	—	866	—	—	866
Stock-based compensation	—	—	12,478	—	—	12,478
Unrealized loss on marketable securities	—	—	—	(2,289)	—	(2,289)
Net income	—	—	—	—	9,883	9,883
Balance — June 30, 2022	82,544,901	$8	$775,843	$(6,224)	$(481,111)	$288,516

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,734)	$(107,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,973	3,130
Stock-based compensation	24,417	17,878
Amortization of premiums and accretion of discounts on marketable securities	718	1,152
Amortization of right-of-use assets	1,343	938
Changes in operating assets and liabilities:
Receivable from collaboration partner	(1,425)	—
Prepaid expenses and other current assets	(2,279)	(1,557)
Other assets	(345)	(3,376)
Accounts payable	(530)	9,148
Accrued liabilities and accrued clinical supply costs	(6,175)	(4,225)
Deferred revenue	95,675	(10,678)
Lease liabilities	(2,064)	(2,014)
Other long-term liabilities	75	(314)
Net cash provided by (used in) operating activities	77,649	(97,236)
Cash flows from investing activities:
Purchase of property and equipment	(1,436)	(1,775)
Purchase of marketable securities	(321,290)	(5,081)
Maturities of marketable securities	84,801	173,000
Net cash provided by (used in) investing activities	(237,925)	166,144
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	2,524	5,867
Purchase of common stock under employee stock option plan	865	969
Net cash provided by financing activities	3,389	6,836
Net increase (decrease) in cash, cash equivalents, and restricted cash	(156,887)	75,744
Cash, cash equivalents, and restricted cash at beginning of period	330,624	51,441
Cash, cash equivalents, and restricted cash at end of period	$173,737	$127,185
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$945	$348

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) as defined by the Financial Accounting Standards Board (FASB). In the opinion of management, these unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary to present fairly the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Alector and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

Restricted cash as of June 30, 2022 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash and cash equivalents	$172,265	$125,713
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$173,737	$127,185

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

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under arrangements, the Company performs the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling price (SSP). The relative SSP for each performance obligation is estimated using external sourced evidence if it is available. If external sourced evidence is not available, we use our best estimate of the SSP for the performance obligation.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of comprehensive income (loss) was net unrealized loss on marketable securities.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2022
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$120,701	$—	$—	$120,701
U.S. government treasury securities	Level 1	642,814	—	(6,224)	636,590
Total cash equivalents and marketable securities		$763,515	$—	$(6,224)	$757,291

	December 31, 2021
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$218,451	$—	$—	$218,451
U.S. government treasury securities	Level 1	407,041	8	(950)	406,099
Total cash equivalents and marketable securities		$625,492	$8	$(950)	$624,550

The Company classifies marketable securities available to fund current operations as current assets. As of June 30, 2022, the remaining contractual maturities of $683.0 million of investments were less than one year and $74.3 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of June 30, 2022, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk.

4. Collaboration Agreements

GSK

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which the Company and GSK collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including AL001 (latozinemab) and AL101 (GSK Agreement). The GSK Agreement was made effective on August 17, 2021.

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

The Company and GSK will jointly develop latozinemab and AL101. Under the terms of the GSK Agreement, the Company will lead the global clinical development of latozinemab and AL101, other than with respect to Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications, which will be led by GSK. The Company and GSK will share development costs 60% by GSK and 40% by the Company, except that the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

Collaboration revenue under the GSK Agreement during the three and six months ended June 30, 2022 was $21.3 million and $42.4 million, respectively, all of which was included in deferred revenue at the beginning of the period. No revenue was recognized during the three and six months ended June 30, 2021 as the GSK Agreement was not yet effective. The deferred revenue related to the GSK Agreement was $465.4 million and $307.9 million as of June 30, 2022 and December 31, 2021, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three and six months ended June 30, 2022, the Company recognized a reduction of research and development expense of $3.3 million and $8.8 million, respectively, under the GSK Agreement. No reimbursement of research and development expense was recognized during the three and six months ended June 30, 2021 as the GSK Agreement was not yet effective.

AbbVie

The Company entered into an agreement in October 2017 with AbbVie Biotechnology, Ltd. (AbbVie) to co-develop antibodies to two program targets in preclinical development (AbbVie Agreement). Under the terms of the AbbVie Agreement, AbbVie paid $205 million in upfront payments, of which $5 million and $200 million were received by the Company in October 2017 and January 2018, respectively. The Company was to perform research and development services for the two programs through the end of Phase 2 clinical trials. AbbVie decided to terminate one of the two collaboration programs, the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. AbbVie provided written notice to terminate the CD33 collaboration program on June 30, 2022. The Company will no longer continue development of this program and will not be eligible for any future milestones related to that program from AbbVie. The Company continues to develop the AL002 program under the AbbVie Agreement. After completion of the Phase 2 clinical trial for AL002, AbbVie will then have the exclusive right to exercise an option under the AbbVie Agreement with the Company for $250 million. If AbbVie exercises its option for the AL002 program, AbbVie would take over the development of the product candidates and program costs will be split between the parties. The Company would also share in profits and losses upon commercialization of any products. However, following AbbVie’s exercise of its option for the AL002 program, the Company may opt out of sharing in development costs and profits or losses for that program and instead receive tiered royalties. Additionally, under the terms of the AbbVie Agreement, the Company will be eligible to earn up to an additional $242.8 million in milestone payments related to the initiation of certain clinical studies and regulatory approval for up to three indications. The Company assessed its collaboration agreement with AbbVie in the context of the delivery of the research and development services.

Collaboration revenue under the AbbVie Agreement during the three and six months ended June 30, 2022 was $58.6 million and $61.9 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. For the three and six months ended June 30, 2021, collaboration revenue was $6.6 million and $10.7 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue related to the AbbVie Agreement was $55.5 million and $117.4 million as of June 30, 2022 and December 31, 2021, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of Phase 2 clinical trials. For the three months ended June 30, 2022, the Company recorded a net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program.

Innovent

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent may pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties on sales. The Company retains the rights to develop and commercialize AL008 outside of China. The Company has determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement have not been included in the transaction price, as all these amounts were fully constrained as of June 30, 2022. As of June 30, 2022, no revenue has been recognized and no payments have been received under the Innovent Agreement.

5. Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Research and development	$6,744	$5,051	$13,370	$9,488
General and administrative	5,734	4,027	11,047	8,390
Total stock-based compensation	$12,478	$9,078	$24,417	$17,878

2019 Equity Incentive Plan and 2022 Inducement Plan

On January 1, 2022, the Company added 4,099,309 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan (2019 Plan). As of June 30, 2022, the Company had reserved 20,715,934 shares of common stock for issuance under the 2019 Plan, of which 6,942,570 shares were available for issuance of future awards. On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) and reserved 1,630,000 shares for issuance under the Inducement Plan for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. As of June 30, 2022, 300,750 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	11,644,070	$16.41
Granted	3,069,504	13.56
Exercised	(238,361)	10.59
Forfeited	(735,800)	18.86
Outstanding as of June 30, 2022	13,739,413	$15.74	$8.2	$3,814
Exercisable as of June 30, 2022	5,920,555	$15.07	$7.3	$2,258
Vested and expected to vest as of June 30, 2022	13,739,413	$15.74	$8.2	$3,814

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of June 30, 2022, total unrecognized stock-based compensation related to unvested stock options was $81.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

Restricted Stock Activity

Activity for the RSUs is shown below. In May 2021, the Company began to issue RSUs with market conditions to certain executives, which are included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2021	1,373,874	$18.35
Granted	285,922	13.00
Vested	(205,444)	19.69
Forfeited	(91,151)	19.58
Unvested restricted stock units as of June 30, 2022	1,363,201	$16.94

As of June 30, 2022, total unrecognized stock-based compensation related to unvested restricted stock units was $19.4 million, which the Company expects to recognize over a remaining weighted-average period of 1.9 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. As of June 30, 2022, the Company has reserved for issuance 2,864,225 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. 2019 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

6. Income Taxes

For the three and six months ended June 30, 2022, the Company's effective tax rate was (1.3)% and (1.2)%, respectively. For the three and six months ended June 30, 2021, the Company's effective tax rate was zero. Section 174 of the Internal Revenue Code requires capitalization of research and development expenses to then be amortized over five years for U.S. based research and 15 years for research conducted outside of the U.S., which limits the amount of research and development expenses that can be used to offset income in the current year. The difference between the effective tax rate as of June 30, 2022 and 2021, respectively, and the U.S. federal statutory rate of 21% was primarily due to the anticipatory recognition of a certain amount of current year income tax as a result of this capitalization effective this year.

7. Related Party Transactions

In 2014, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its latozinemab and AL101 programs and is developing antibodies optimized by Adimab in its AL002 program (2014 Adimab Agreement). The 2014 Adimab Agreement also provided for the Company’s development of antibodies optimized by Adimab in its AL003 program. However, AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for antibody engineering research programs (2021 Adimab Agreement). The former Chief Executive Officer of Adimab through May 2022 is a Co-founder and Chairperson of the board of directors of Alector. For the three and six months ended June 30, 2022, the Company incurred expenses of less than $0.1 million and $0.2 million, respectively. For the three months ended June 30, 2021, the Company incurred expenses of zero and $1.0 million for milestone payments for progress of programs through clinical trials. The Company had zero accrued liabilities due to Adimab as of June 30, 2022 and December 31, 2021. Under the 2014 Adimab Agreement, the Company has made milestone payments and will also owe low- to mid- single-digit royalty payments for commercial sales of the product candidate. Under the 2019 and 2021 Adimab Agreements, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of covered product candidates.

8. Net Income (Loss) Per Share

The following tables set forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$9,883	$(55,147)	$(34,734)	$(107,318)
Denominator:
Weighted-average number of shares outstanding basic	82,394,784	79,790,036	82,248,880	79,598,188
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted stock units	193,584	—	—	—
Weighted-average number of shares outstanding, diluted	82,588,368	79,790,036	82,248,880	79,598,188
Net income (loss) per share, basic	$0.12	$(0.69)	$(0.42)	$(1.35)
Net income (loss) per share, diluted	$0.12	$(0.69)	$(0.42)	$(1.35)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock subject to future vesting	1,363,201	1,296,627	1,363,201	1,296,627
Options to purchase common stock	12,637,131	12,202,403	13,739,413	12,202,403
Shares committed under 2019 ESPP	83,821	59,413	100,385	59,413
Total	14,084,153	13,558,443	15,202,999	13,558,443

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 immune system targets. Three product candidates, latozinemab (previously referred to as AL001), AL002, and AL101, are in clinical development, and we continue to develop our research pipeline, including AL044, AL008, and AL009. We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, GSK and AbbVie.

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

Latozinemab modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders. Latozinemab is in development to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union.

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

In 2021, we presented our most comprehensive dataset generated to date for latozinemab from our ongoing open-label Phase 2 clinical trial, INFRONT-2 in patients with FTD-GRN. INFRONT-2 was designed to establish the safety and tolerability of chronic administration of latozinemab at therapeutic doses, and also measured biomarkers of disease and clinical outcomes. Treatment with latozinemab was well tolerated and suggested a reversal of the progranulin deficiency; progranulin levels were restored to normal ranges in both plasma and cerebrospinal fluid (CSF) for the duration of treatment. Multiple disease-relevant biomarkers trended toward normalization or remained stable, including time-dependent and durable normalization of lysosomal, inflammatory, and astrogliosis biomarkers over twelve months of treatment compared to baseline and age-matched controls. Additionally, mean levels of plasma and CSF neurofilament light chain (NfL), a marker of axonal damage, remained stable over 12 months. A matched historic control cohort of participants from the Genetic FTD Initiative (GENFI2) patient registry was utilized as a comparator for brain atrophy and clinical outcome assessments. Volumetric MRI found a greater than 10% reduction in atrophy rates in favor of latozinemab for the whole brain and frontotemporal cortex, and an approximately 50% reduction in the rate of ventricular enlargement, relative to the GENFI2 matched control cohort. Clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that latozinemab treatment slowed clinical progression by 48% compared to the GENFI2 matched control cohort.

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

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, with plans to investigate AL101 for the treatment of Alzheimer’s disease and Parkinson’s disease. Mutations that moderately reduce the expression levels of PGRN are associated with increased risk of developing Alzheimer’s disease and Parkinson’s disease. In animal models, increased PGRN levels have been demonstrated to be protective for these diseases. In 2021, we presented interim data from our ongoing Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability of single doses of intravenously or subcutaneously administered AL101 in healthy volunteers. AL101 increased progranulin levels in the periphery and the brain persisting for one month. AL101 was found to be well tolerated at all doses administered. Alector completed enrollment of additional cohorts to test further dosages of AL101 administered intravenously and subcutaneously, with data expected to be available in the fourth quarter of 2022.

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

Amyloid Related Imaging Abnormalities (ARIA) have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. ARIA has been reported to occur in Alzheimer’s disease patients and typically resolves or stabilizes within four to 16 weeks with or without treatment. The incidence of ARIA has been shown to increase in this patient population with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. Most ARIA cases observed in our INVOKE-2 Phase 2 clinical trial were asymptomatic and non-serious. However, a small number of serious adverse events occurred in patients with the APOE e4/e4 genotype. APOE e4/e4 homozygotes are estimated to represent 10-15% percent of the Alzheimer’s disease population. In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we discontinued dosing and enrollment of APOE e4/e4 homozygotes in our INVOKE-2 Phase 2 clinical trial. No additional serious adverse events related to ARIA have occurred following this change. We also plan to submit an additional voluntary amendment to the trial protocol to exclude APOE e4/e4 homozygotes from this trial. The potential impact, if any, of this protocol amendment on timing to complete enrollment of the INVOKE-2 Phase 2 clinical trial continues to be assessed. We are implementing MRI monitoring prior to dose escalation for all clinical trial participants, consistent with recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an Independent Data Monitoring Committee (IDMC), which is allowed to review unblinded data and to make trial recommendations. We, along with the IDMC, will continue to monitor the INVOKE-2 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol.

AL044 is the latest Alector-discovered therapeutic candidate for neurodegeneration. AL044 targets membrane-spanning 4-domains subfamily A (MS4A), a major risk locus for Alzheimer’s disease. MS4A gene family members encode a transmembrane receptor protein that is expressed selectively on myeloid cells in the brain and is associated with control of microglia functionality and potentially with microglia viability. We intend to develop AL044 for the treatment of Alzheimer’s disease and potentially orphan neurodegenerative indications. We have submitted an IND for AL044. We expect to initiate a first-in-human trial for AL044 in the second half of 2022. We own worldwide rights to AL044.

The neuroimmune system of the brain is part of the body’s innate immune system, and based on our pioneering work in immuno-neurology, we have identified potential oncology applications for several of our therapeutic programs. We believe that products focused on innate immune biology may complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system.

AL008 is our lead innate immuno-oncology antibody, which is designed to inhibit the CD47-SIRP-alpha (SIRPα) pathway, a potent immune checkpoint pathway co-opted by tumors to evade the immune system. AL008 is a SIRP-alpha inhibitor with a novel dual mechanism of action that inhibits immune suppression and promotes immune stimulation. We entered into a licensing agreement with Innovent in 2020, under which Innovent would develop and commercialize AL008 in China, while Alector would retain development and commercialization rights in the rest of the world.

We intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities and Alector plans to utilize data and documentation from this application to potentially support an IND submission in the U.S. Innovent will not be continuing development of AL008.

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

In collaboration with AbbVie, we had been developing AL003 to treat patients with Alzheimer’s disease pursuant to the AbbVie Agreement. AL003 focused on modulating checkpoint receptors on the brain’s immune cells, targeting sialic acid binding Ig-like lectin 3 (SIGLEC 3, also called CD33). AbbVie decided to terminate the CD33 collaboration program after AbbVie and Alector collaboratively reviewed next steps for AL003 and concluded the program did not warrant further development based on insufficient evidence for an effect on pharmacodynamic biomarkers in a Phase 1 study. AbbVie provided written notice to the Company formalizing this decision on June 30, 2022.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net income was $9.9 million three months ended June 30, 2022 and net loss was $34.7 million for the six months ended June 30, 2022. Our net losses were $55.1 million and $107.3 million for three months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $481.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Under the terms of our AbbVie Agreement, in addition to receiving the upfront payments from AbbVie, we may also be entitled to development and regulatory milestone payments, opt-in payments for continued development after proof-of-concept for AL002, and other future payments from profit sharing or royalties after commercialization of product candidates from such program.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $520.9 million as of June 30, 2022, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial, INFRONT-3, and remains in an ongoing Phase 2 clinical trial, AL002, which is being studied in a Phase 2 clinical trial, and AL101, which is in a Phase 1 clinical trial. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Dollar
	2022	2021	Change
	(In thousands)
Collaboration revenue	$79,851	$6,568	$73,283
Operating expenses:
Research and development	54,534	47,818	6,716
General and administrative	15,842	14,075	1,767
Total operating expenses	70,376	61,893	8,483
Income (loss) from operations	9,475	(55,325)	64,800
Other income, net	1,450	178	1,272
Income (loss) before income taxes	10,925	(55,147)	66,072
Income tax expense	1,042	—	1,042
Net loss	$9,883	$(55,147)	$65,030

Revenue

Collaboration revenue was $79.9 million for the three months ended June 30, 2022, compared to $6.6 million for the three months ended June 30, 2021. The increase of $73.3 million was due to a $52.0 million net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program. The increase was also due to a $21.3 million increase in revenue recognized from the GSK Agreement. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $54.5 million for the three months ended June 30, 2022, compared to $47.8 million for the three months ended June 30, 2021. The increase of $6.7 million was driven by a $5.7 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, we had an increase of $2.8 million for AL101 as the program continues to progress and a $1.9 million increase in facilities and other unallocated research and development expenses from additional rent expense, headcount, and other overhead costs as we continue to grow. These were offset by decreases in other programs, including AL003 due to the completion of Phase 1 trial and subsequent termination of the program.

	Three Months Ended June 30,		Dollar
	2022	2022	Change
	(In thousands)
Direct research and development expenses
AL001 (Latozinemab)	$6,620	$7,120	$(500)
AL101	3,831	1,009	2,822
AL002	6,957	7,865	(908)
AL003	335	1,359	(1,024)
AL044	2,536	1,958	578
Other early stage programs	8,359	10,256	(1,897)
Indirect research and development expenses
Personnel related (including stock-based compensation)	19,549	13,795	5,754
Facilities and other unallocated research and development expenses	6,347	4,456	1,891
Total research and development expenses	$54,534	$47,818	$6,716

General and Administrative Expenses

General and administrative expenses were $15.8 million for the three months ended June 30, 2022, compared to $14.1 million for the three months ended June 30, 2021. The increase of $1.8 million was driven by a $3.0 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. This was offset a decrease in legal and general business expenses mainly to support the GSK collaboration deal in 2021.

Other Income, Net

Other income, net was $1.5 million for the three months ended June 30, 2022, compared to $0.2 million for the three months ended June 30, 2021. The increase of $1.3 million was due to higher investment yields on our marketable securities compared to the prior year.

Income Tax Expense

Income tax expense was $1.0 million for the three months ended June 30, 2022, compared to zero for the three months ended June 30, 2021. The increase of $1.0 million was due federal and state taxes recognized from cash received from the GSK Agreement.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Dollar
	2022	2021	Change
	(In thousands)
Collaboration revenue	$104,325	$10,678	$93,647
Operating expenses:
Research and development	107,577	93,551	14,026
General and administrative	31,396	25,087	6,309
Total operating expenses	138,973	118,638	20,335
Income (loss) from operations	(34,648)	(107,960)	73,312
Other income, net	1,714	642	1,072
Income (loss) before income taxes	(32,934)	(107,318)	74,384
Income tax expense	1,800	—	1,800
Net loss	$(34,734)	$(107,318)	$72,584

Revenue

Collaboration revenue was $104.3 million for the six months ended June 30, 2022, compared to $10.7 million for the six months ended June 30, 2021. The increase of $93.6 million was due to a $51.2 million net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program. The increase was also due to a $42.4 million increase in revenue recognized from the GSK Agreement. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $107.6 million for the three six months ended June 30, 2022, compared to $93.6 million for the six months ended June 30, 2021. The increase of $14.0 million was driven by a $10.9 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of option grants to employees. In addition, we had a $3.9 million increase in facilities and other unallocated research and development expenses from additional rent expense, headcount, and other overhead costs as we continue to grow. We also had increases of $2.5 million in other early stage programs and a $2.4 million increase in AL101 as the program continues to progress. These were offset by decreases in other programs, including AL003 due to the completion of Phase 1 trial and subsequent termination of the program.

	Six Months Ended June 30,		Dollar
	2022	2021	Change
	(In thousands)
Direct research and development expenses
AL001 (Latozinemab)	$16,273	$17,687	$(1,414)
AL101	4,481	2,041	2,440
AL002	13,779	14,711	(932)
AL003	765	2,788	(2,023)
AL044	2,936	4,256	(1,320)
Other early stage programs	18,723	16,190	2,533
Indirect research and development expenses
Personnel related (including stock-based compensation)	38,080	27,196	10,884
Facilities and other unallocated research and development expenses	12,540	8,682	3,858
Total research and development expenses	$107,577	$93,551	$14,026

General and Administrative Expenses

General and administrative expenses were $31.4 million for the six months ended June 30, 2022, compared to $25.1 million for the six months ended June 30, 2021. The increase of $6.3 million was driven by a $5.2 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. In addition, we had a $1.1 million increase in expenses for information technology, recruiting, and other general expenses to support our growth.

Other Income, Net

Other income, net was $1.7 million for the six months ended June 30, 2022 compared to $0.6 million for the six months ended June 30, 2021. The increase of $1.1 million was due to higher investment yields on our marketable securities compared to the prior year.

Income Tax Expense

Income tax expense was $1.8 million for the six months ended June 30, 2022 compared to zero for the six months ended June 30, 2021. The increase of $1.8 million was due federal and state taxes recognized from cash received from the GSK Agreement.

Liquidity and Capital Resources

Since our inception through June 30, 2022, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of June 30, 2022, we had $808.9 million of cash, cash equivalents, and marketable securities. As of June 30, 2022, we had an accumulated deficit of $481.1 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements into at least the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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
•
the effects of inflationary pressures; and
•
the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in) operating activities	$77,649	$(97,236)
Cash provided by (used in) investing activities	(237,925)	166,144
Cash provided by financing activities	3,389	6,836

Operating Activities

For the six months ended June 30, 2022, cash provided by operating activities was $77.6 million. This was mainly due to an increase in deferred revenue of $95.7 million from the $200 million payment received from GSK less revenue recognized. We also had a non-cash charge of $24.4 million for stock-based compensation. This was offset by net loss of $34.7 million and a decrease of $6.1 million in accrued liabilities and accrued clinical supply costs.

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

Investing Activities

For the six months ended June 30, 2022, cash used in investing activities of $237.9 million was primarily related to the maturities of marketable securities of $84.8 million offset by purchases of marketable securities of $321.3 million.

For the six months ended June 30, 2021, cash provided in investing activities of $166.1 million was primarily related to the maturities of marketable securities of $173.0 million offset by purchases of marketable securities of $5.1 million.

Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities of $3.4 million was primarily from the exercise of options to purchase common stock.

For the six months ended June 30, 2021, cash provided by financing activities of $6.8 million was from the exercise of options to purchase common stock.

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended June 30, 2022, we recorded a net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program.

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

We had cash, cash equivalents, and marketable securities of $808.9 million as of June 30, 2022, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $3.6 million as of June 30, 2022.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have incurred significant net losses in each year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
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
•
We may not be successful in our efforts to carry out our obligations under our collaborations for our product development and research programs; for instance, without limitation, failure to complete in a timely manner or at all our contractual obligations to Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK) and AbbVie Biotechnology, Ltd. (AbbVie).
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
•
The market price of our common stock may continue to be volatile, which could result in substantial losses for investors and could negatively impact our ability to conduct additional fundraising in the public markets.

Risks Related to Our Business, Financial Condition, and Capital Requirements

We are in various stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including frontal temporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS), as well as oncology therapeutics that focus on innate immune biology. We commenced operations in May 2013. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab (formerly AL001), are in Phase 2 clinical trials for one product candidate, AL002, and are in Phase 1 clinical trials for one product candidate, AL101. In addition, AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in almost every reporting period since our inception. We incurred net income of $9.9 million and net loss of $34.7 million for the three and six months ended June 30, 2022, respectively. We incurred net losses of $55.1 million and $107.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $481.1 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we currently generate from our collaboration arrangements with AbbVie and GSK is variable and limited in amount. For our collaborations with AbbVie and GSK, we recognize collaboration revenue by measuring the progress towards complete satisfaction of the performance of obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

To date, clinical development of one of our product candidates has been terminated. AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $808.9 million. In January 2020, we received $224.5 million of net proceeds from the issuance of common stock upon the completion of a follow-on offering, net of underwriting discounts and commissions and offering expenses.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations into at least the second half of 2024. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of a rising rate of inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We intend to re-acquire rights we granted to Innovent for the development and commercialization of AL008, and may advance AL008 into the clinic on our own, which may increase our need for additional funding. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

Global markets have experienced volatility and instability in connection with continued concerns over the global impact of the ongoing COVID-19 pandemic and subsequent variants. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to the effects of the ongoing COVID-19 pandemic and a recent period of rising inflation. Additional capital may not be available when we need it, on terms acceptable to us or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

We have identified over 100 immune system targets. Three of our product candidates, latozinemab, AL002, and AL101, are in clinical development, and we continue to develop our research pipeline. The development of one of our product candidates, AL003, was terminated in June 2022. Together, the development of these programs and product candidates requires significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, we now intend to re-acquire rights we granted to Innovent for the development and commercialization of AL008, and we plan to utilize data and documentation from the investigational new drug application (IND) that Innovent filed with the Chinese regulatory authorities to potentially support an IND that we would file in the United States. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic and any applicable regulatory requirements that would need to be met to enable its use.

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

We are in the clinical stages of development of many of the product candidates currently in our programs. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs, including conducting preclinical studies and clinical trials in our programs for our product candidates, latozinemab, AL002, AL101, AL044, AL008, and AL009, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. For example, after completing the Phase 1 trial for AL003 and reviewing the collaboration program with the Company, AbbVie decided to terminate the CD33 collaboration program, under which AL003 was being developed.

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

We have never completed a clinical development program. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab, are in Phase 2 clinical development for one product candidate, AL002, and are in Phase 1 clinical development for one product candidate, AL101. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For any product candidates we have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion.

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

Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication. Conducting clinical trials for additional indications for our product candidates requires substantial technical, financial, and human capital resources and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be successful in our effort to obtain regulatory approval for our product candidates for additional indications even if we obtain approval for an initial indication. Although the FDA has approved orphan drug status for latozinemab and AL101 for the treatment of FTD, we have no products approved for commercial sale and have not generated any revenue from product sales.

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease. AbbVie, after reviewing AL003 with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. On June 30, 2022, AbbVie provided written notice to us formalizing this decision. Additionally, Innovent will not be continuing development of AL008, and we intend to re-acquire rights we granted to Innovent for the development and commercialization of AL008.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or due to the effects of the ongoing COVID-19 pandemic and subsequent variants. We plan to utilize data and documentation from the IND that Innovent filed with the Chinese regulatory authorities to potentially support an IND that would be filed in the United States

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, which could adversely affect our business.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We are opening additional clinical trial sites and expanding recruitment efforts to enroll our Phase 3 INFRONT-3 pivotal trial. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

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

Additionally, we continue to pursue measures to enroll our Phase 3 INFRONT-3 and Phase 2 INVOKE-2 trials, and depending on the effectiveness of those measures, completion of those trials may be delayed.

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

For example, in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, cases of ARIA have been observed. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we have discontinued dosing of APOE e4/e4 homozygotes currently in our INVOKE-2 Phase 2 clinical trial. We also plan to submit an additional voluntary amendment to the trial protocol to exclude APOE e4/e4 homozygotes from this trial. The potential impact, if any, of this protocol amendment on timing to complete enrollment of the INVOKE-2 Phase 2 clinical trial continues to be assessed. We are implementing MRI monitoring prior to dose escalation for all clinical trial participants, consistent with the recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations. We, along with the IDMC, will continue to monitor the INVOKE-2 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol.

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

To the extent the ongoing COVID-19 pandemic adversely affects our operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Any legal proceedings or claims involving or against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.

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
•
product recalls, withdrawals, or labeling, marketing, or promotional restrictions;
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

In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we have discontinued dosing of APOE e4/e4 homozygotes currently in our INVOKE-2 Phase 2 clinical trial. We also plan to submit an additional voluntary amendment to the trial protocol to exclude APOE e4/e4 homozygotes from this trial. The potential impact, if any, of this protocol amendment on timing to complete enrollment of the INVOKE-2 Phase 2 clinical trial continues to be assessed. We are implementing MRI monitoring prior to dose escalation for all clinical trial participants, consistent with the recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations. We, along with the IDMC, will continue to monitor the INVOKE-2 Phase 2 clinical trial, and if necessary, we will make additional modifications to the study protocol.

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

Our business activities may be subject to the Foreign Corrupt Practices Act (FCPA), similar anti-bribery and anti-corruption laws, and other regulations.

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

Recently, the Securities and Exchange Commission (SEC) and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks Related to Our Reliance on Third Parties

We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our arrangements with AbbVie, GSK, and Adimab, LLC (Adimab).

Our likely collaborators for any other collaboration arrangements include large and mid-sized pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. Such arrangements with any third parties, generally provide us with shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our current collaborations or any collaboration that we may enter into.

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

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, Innovent will not be conducting the AL008 first in human studies in China, and we intend to re-acquire the rights from Innovent for the development and commercialization of AL008 in China. We plan to utilize data and documentation from the IND that Innovent filed with the Chinese regulatory authorities to potentially support an IND that would be filed in the United States.

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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies, clinical trials, and for commercialization of any product candidates that we may develop. Additionally, GSK and AbbVie have certain product manufacturing rights under their respective agreements. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs, and with GSK and AbbVie for latozinemab and AL101 and AL002, respectively, for the manufacturing of our product candidates. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our core programs and product candidates, as well as other technologies that are important to our business. As our product candidates enter and progress through clinical development, we continue to pursue intellectual property protection with respect to certain aspects of those product candidates. For example, we have filed or intend to file patent applications on aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in cases in which we have only filed provisional patent applications on certain aspects of our technology and product candidates, each of those provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such core programs, product candidates, and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The patent prosecution process is expensive, time-consuming, and complex, and we or our collaborators may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our collaborators were first to file for patent protection of such inventions.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our collaborators may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (USPTO) or foreign patent offices or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, inventorship dispute, or interference proceedings or other similar proceedings challenging our or our collaborators’ patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or any one of our collaborators, may have to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, in which a third party challenges the features of patentability with respect to our or our collaborators’ patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we or our collaborators are unsuccessful in any such proceeding or other inventorship dispute, we may be required to obtain and maintain licenses from third parties. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with rights to exclude others for a sufficient period of time from commercializing products similar or identical to ours.

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

We rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates, and development and commercialization of our product candidates are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement with Adimab. Under the 2014 Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our latozinemab and AL101 product candidates, and we are developing antibodies optimized by Adimab in our AL002 product candidate. In August 2019, we entered into a new collaboration agreement with Adimab for development of antibodies for use in future programs. In 2021, we entered into another collaboration agreement with Adimab, which grants us an exclusive option to obtain a specified number of engineered sequences discovered or optimized by Adimab and directed against targets that we select. Additionally, in October 2017, we entered into an agreement with AbbVie to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of the progranulin-elevating monoclonal antibodies, latozinemab and AL101.

Our agreements with Adimab, AbbVie, GSK, and other agreements we enter into in the future may not provide exclusive rights to use certain intellectual property and technology retained by the collaborator in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that utilize technology retained by such collaborators to the extent such products are not also covered by our intellectual property.

In addition, subject to the terms of any such agreements, we may not have the right to control the preparation, filing, prosecution, and maintenance, and we may not have the right to control the enforcement and defense, of certain patents and patent applications relating to or affecting our development candidates. In addition, the GSK Agreement provides GSK with certain rights with respect to preparation, filing, prosecution, maintenance, enforcement, and defense of certain patents and patent applications.

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

Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in or into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our collaborators or licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We also are dependent on our collaborators or licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

If we initiated legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and growth prospects.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The

Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Protection Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and growth prospects could be materially harmed.

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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate and academic collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

We may not be successful in obtaining, through acquisitions or otherwise, necessary rights to our product candidates or other technologies.

Many pharmaceutical companies, biotechnology companies, and academic institutions that are competing with us in the field of neurodegeneration therapy may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain technologies for use with future product candidates. In addition, with respect to any patents we co-own with third parties, we may wish to obtain licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire any rights to compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our future product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

The field of discovering treatments for neurodegenerative diseases is highly competitive and dynamic. Due to the focused research and development that is taking place by various companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. Additionally, the technology used in our product candidates is still in development and no products utilizing similar technology have yet reached the market. As such, there may be significant intellectual property related litigation and proceedings relating to our, and other third party, intellectual property and proprietary rights in the future.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing product candidates and other technologies, might assert are infringed by our current or future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or other technologies may infringe.

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates or other technologies infringes upon these patents. In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable, and infringed by our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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
•
our future licensors or collaborators might not have been the first to invent the claimed inventions covered by the issued patents or pending patent applications that we license in the future;
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
•
the patents of others may harm our business; and
•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our leadership, including our Chief Executive Officer, Dr. Arnon Rosenthal, our President and Head of Research and Development, Dr. Sara Kenkare-Mitra, and our scientific and medical personnel, Dr. Gary Romano, M.D., who joined Alector in May 2022 as our Chief Medical Officer. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to either find suitable replacements in the event of such loss or to attract senior management personnel to fill open positions, especially in light of a highly competitive hiring and wage environment, could result in delays in the development of our product candidates and harm our business.

We conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, especially in light of a highly competitive hiring and wage environment, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region and doing so may be costly and difficult.

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

As of June 30, 2022, we had 269 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our product candidates, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates, and accordingly, may not achieve our research, development, and commercialization goals.

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
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals that may impact their ability to fulfill their obligations under such transaction;
•
risks that the other party to such a transaction may exercise its rights under the applicable agreement in a way that negatively impacts us; and
•
our inability to generate revenue from acquired intellectual property, technology, and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, especially as certain of our employees have engaged and continue to engage in work from home arrangements as a result of the COVID-19 pandemic, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators and contract research organizations for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

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

The majority of our operations including our corporate headquarters are located in a facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development, or research facilities due to fire, natural disaster, global pandemics, power loss, communications failure, unauthorized entry, earthquakes, or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

Our business is subject to economic, political, regulatory, and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. Some of our CDMOs and clinical trial sites, for example, are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•
economic weakness, including inflation, or political instability in particular in non-U.S. economies and markets;
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

•
general economic, political, industry, and market conditions, including a rising rate of inflation or a period of economic recession; and
•
the other factors described in this “Risk Factors” section.

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

ALECTOR, INC.

Date: August 4, 2022	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Marc Grasso
Marc Grasso
Chief Financial Officer (Principal Financial and Accounting Officer)