Form 10-Q
period 2022-09-30
Alector, Inc.
filed 2022-11-08
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 82,701,539 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the need to hire additional personnel and our ability to attract and retain such personnel; especially in light of a competitive compensation environment;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and additional financing needs;
•
our financial performance, including potential volatility in our stock price;
•
the impact of the ongoing coronavirus (COVID-19) pandemic, including recent and new variants, on our business;
•
the effects of a rising rate of inflation; and

ii

•
the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$184,231	$329,152
Marketable securities	574,075	406,099
Receivable from collaboration partner	6,491	7,391
Prepaid expenses and other current assets	10,166	7,071
Total current assets	774,963	749,713
Property and equipment, net	26,289	27,330
Operating lease right-of-use assets	28,530	30,569
Restricted cash	1,472	1,472
Other assets	5,784	5,574
Total assets	$837,038	$814,658
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,546	$4,749
Accrued clinical supply costs	5,444	8,748
Accrued liabilities	23,225	27,460
Deferred revenue, current portion	119,684	90,803
Operating lease liabilities, current portion	7,990	7,795
Total current liabilities	160,889	139,555
Deferred revenue, long-term portion	386,357	334,415
Operating lease liabilities, long-term portion	36,455	39,806
Other long-term liabilities	233	158
Total liabilities	583,934	513,934
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 82,700,939 and 81,986,192 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	787,097	748,036
Accumulated other comprehensive loss	(6,742)	(943)
Accumulated deficit	(527,259)	(446,377)
Total stockholders' equity	253,104	300,724
Total liabilities and stockholders' equity	$837,038	$814,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$14,852	$182,413	$119,177	$193,091
Operating expenses:
Research and development	48,348	43,066	155,925	136,617
General and administrative	14,252	13,018	45,648	38,105
Total operating expenses	62,600	56,084	201,573	174,722
Income (loss) from operations	(47,748)	126,329	(82,396)	18,369
Other income, net	2,333	268	4,047	910
Income (loss) before income taxes	(45,415)	126,597	(78,349)	19,279
Income tax expense	733	—	2,533	—
Net income (loss)	(46,148)	126,597	(80,882)	19,279
Unrealized loss on marketable securities	(518)	(244)	(5,799)	(655)
Comprehensive income (loss)	$(46,666)	$126,353	$(86,681)	$18,624
Net income (loss) per share:
Basic net income (loss) per share	$(0.56)	$1.56	$(0.98)	$0.24
Diluted net income (loss) per share	$(0.56)	$1.49	$(0.98)	$0.23
Weighted-average shares used in calculating:
Shares used in computing net income (loss) per share, basic	82,602,842	80,964,701	82,367,936	80,048,758
Shares used in computing net income (loss) per share, diluted	82,602,842	85,232,690	82,367,936	82,871,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	81,986,192	$8	$748,036	$(943)	$(446,377)	$300,724
Exercise of stock options	234,117	—	2,483	—	—	2,483
Vesting of restricted stock units	104,368	—	—	—	—	—
Stock-based compensation	—	—	11,939	—	—	11,939
Unrealized loss on marketable securities	—	—	—	(2,992)	—	(2,992)
Net loss	—	—	—	—	(44,617)	(44,617)
Balance — March 31, 2022	82,324,677	8	762,458	(3,935)	(490,994)	267,537
Exercise of stock options	4,244	—	41	—	—	41
Vesting of restricted stock units	101,076	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	114,904	—	866	—	—	866
Stock-based compensation	—	—	12,478	—	—	12,478
Unrealized loss on marketable securities	—	—	—	(2,289)	—	(2,289)
Net income	—	—	—	—	9,883	9,883
Balance — June 30, 2022	82,544,901	$8	$775,843	$(6,224)	$(481,111)	$288,516
Exercise of stock options	54,278	—	489	—	—	489
Vesting of restricted stock units	101,760	—	—	—	—	—
Stock-based compensation	—	—	10,765	—	—	10,765
Unrealized loss on marketable securities	—	—	—	(518)	—	(518)
Net loss	—	—	—	—	(46,148)	(46,148)
Balance — September 30, 2022	82,700,939	$8	$787,097	$(6,742)	$(527,259)	$253,104

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(80,882)	$19,279
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,320	4,735
Stock-based compensation	35,183	28,079
Accretion of discounts on marketable securities	269	1,586
Amortization of right-of-use assets	2,039	1,434
Changes in operating assets and liabilities:
Receivable from collaboration partner	900	(1,584)
Prepaid expenses and other current assets	(3,095)	(382)
Other assets	(210)	(3,099)
Accounts payable	(383)	(347)
Accrued liabilities and accrued clinical supply costs	(7,287)	(5,488)
Deferred revenue	80,823	306,909
Lease liabilities	(3,156)	(2,992)
Other long-term liabilities	75	(314)
Net cash provided by operating activities	28,596	347,816
Cash flows from investing activities:
Purchase of property and equipment	(3,351)	(2,690)
Purchase of marketable securities	(394,345)	(139,716)
Maturities of marketable securities	220,301	228,800
Sale of marketable securities	—	10,696
Net cash provided by (used in) investing activities	(177,395)	97,090
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	3,013	20,688
Purchase of common stock under employee stock purchase plan	865	969
Net cash provided by financing activities	3,878	21,657
Net increase (decrease) in cash, cash equivalents, and restricted cash	(144,921)	466,563
Cash, cash equivalents, and restricted cash at beginning of period	330,624	51,441
Cash, cash equivalents, and restricted cash at end of period	$185,703	$518,004
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$633	$236

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

Restricted cash as of September 30, 2022 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash and cash equivalents	$184,231	$516,532
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$185,703	$518,004

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2022
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$97,175	$—	$—	$97,175
U.S. government treasury securities	Level 1	580,817	—	(6,742)	574,075
Total cash equivalents and marketable securities		$677,992	$—	$(6,742)	$671,250

	December 31, 2021
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$218,451	$—	$—	$218,451
U.S. government treasury securities	Level 1	407,041	8	(950)	406,099
Total cash equivalents and marketable securities		$625,492	$8	$(950)	$624,550

The Company classifies marketable securities available to fund current operations as current assets. As of September 30, 2022, the remaining contractual maturities of $671.3 million of investments were less than one year. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As of September 30, 2022, the Company considered any unrealized losses on our marketable securities to be driven by factors other than credit risk.

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

Collaboration revenue under the GSK Agreement during the three and nine months ended September 30, 2022 was $10.7 million and $53.1 million, respectively, all of which was included in deferred revenue at the beginning of the period. Collaboration revenue during the three and nine months ended September 30, 2021 was $179.8 million. The deferred revenue related to the GSK Agreement was $454.8 million and $307.9 million as of September 30, 2022 and December 31, 2021, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by

GSK reflected as a reduction of such expenses. For the three and nine months ended September 30, 2022, the Company recognized a reduction of research and development expense of $3.4 million and $12.1 million, respectively, under the GSK Agreement. For the three and nine months ended September 30, 2021, the Company recognized a reduction of research and development expense of $1.6 million under the GSK Agreement.

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

Collaboration revenue under the AbbVie Agreement during the three and nine months ended September 30, 2022 was $4.2 million and $66.1 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. For the three and nine months ended September 30, 2021, collaboration revenue was $2.6 million and $13.3 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue related to the AbbVie Agreement was $51.2 million and $117.4 million as of September 30, 2022 and December 31, 2021, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of Phase 2 clinical trials.

Innovent

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent would pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties on sales, and the Company would retain the rights to develop and commercialize AL008 outside of China. The Company determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement were not included in the transaction price, as all these amounts were fully constrained as of September 30, 2022. As of September 30, 2022, no revenue has been recognized and no payments have been received under the Innovent Agreement.

5. Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Research and development	$4,801	$5,414	$19,335	$14,902
General and administrative	5,964	4,787	15,848	13,177
Total stock-based compensation	$10,765	$10,201	$35,183	$28,079

2019 Equity Incentive Plan and 2022 Inducement Plan

On January 1, 2022, 4,099,309 shares were added to the shares reserved for issuance under the 2019 Equity Incentive Plan (2019 Plan) pursuant to the annual automatic increase. As of September 30, 2022, the Company had reserved 20,567,583 shares of common stock for issuance under the 2019 Plan, of which 7,299,300 shares were available for issuance of future awards. On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) and reserved 1,630,000 shares for issuance under the Inducement Plan for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. On September 22, 2022, the Company increased the number of shares available for issuance under the 2022 Inducement Plan to a total of 3,300,000 shares. As of September 30, 2022, 1,970,750 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	11,644,070	$16.41
Granted	3,672,305	13.11
Exercised	(292,639)	10.30
Forfeited	(1,837,927)	19.22
Outstanding as of September 30, 2022	13,185,809	$15.23	$8.0	$2,060
Exercisable as of September 30, 2022	6,415,889	$14.74	$7.1	$1,510
Vested and expected to vest as of September 30, 2022	13,185,809	$15.23	$8.0	$2,060

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of September 30, 2022, total unrecognized stock-based compensation related to unvested stock options was $67.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted Stock Activity

Activity for the RSUs with market conditions and service conditions, respectively is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2021	1,373,874	$18.35
Granted	612,912	11.83
Vested	(307,204)	19.27
Forfeited	(275,545)	18.20
Unvested restricted stock units as of September 30, 2022	1,404,037	$15.33

As of September 30, 2022, total unrecognized stock-based compensation related to unvested restricted stock units was $17.3 million, which the Company expects to recognize over a remaining weighted-average period of 1.9 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. On January 1, 2022, 591,397 shares were added to the shares reserved for issuance under the 2019 ESPP pursuant to the annual automatic increase. As of September 30, 2022, the Company has reserved for issuance 2,864,225 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. 2019 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

6. Income Taxes

For the three and nine months ended September 30, 2022, the Company's estimated effective tax rate was (1.3)% and (1.3)%, respectively. For the three and nine months ended September 30, 2021, the Company's effective tax rate was zero. Section 174 of the Internal Revenue Code requires capitalization of research and development expenses to then be amortized over five years for U.S. based research and 15 years for research conducted outside of the U.S., which limits the amount of research and development expenses that can be used to offset income in the current year. The difference between the effective tax rate as of September 30, 2022 and 2021, respectively, and the U.S. federal statutory rate of 21% was primarily due to the anticipatory recognition of a certain amount of current year income tax as a result of this capitalization effective this year.

7. Related Party Transactions

In 2014, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its latozinemab and AL101 programs and is developing antibodies optimized by Adimab in its AL002 program (2014 Adimab Agreement). The 2014 Adimab Agreement also provided for the Company’s development of antibodies optimized by Adimab in its AL003 program. However, AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for antibody engineering research programs (2021 Adimab Agreement). The former Chief Executive Officer of Adimab through May 2022 is a Co-founder and Chairperson of the board of directors of Alector. For the three and nine months ended September 30, 2022, the Company incurred expenses of less than $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred expenses of zero and $1.0 million for a milestone payment for first patient dosed in the AL002 Phase 2 trial, respectively. The Company had zero accrued liabilities due to Adimab as of September 30, 2022 and December 31, 2021. Under the 2014 Adimab Agreement, the Company has made milestone payments and will also owe low- to mid- single-digit royalty payments for commercial sales of the product candidate. Under the 2019 and 2021 Adimab Agreements, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of covered product candidates.

8. Net Income (Loss) Per Share

The following tables set forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(46,148)	$126,597	$(80,882)	$19,279
Denominator:
Weighted-average number of shares outstanding basic,	82,602,842	80,964,701	82,367,936	80,048,758
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted stock units	—	4,267,989	—	2,822,496
Weighted-average number of shares outstanding, diluted	82,602,842	85,232,690	82,367,936	82,871,254
Net income (loss) per share, basic	$(0.56)	$1.56	$(0.98)	$0.24
Net income (loss) per share, diluted	$(0.56)	$1.49	$(0.98)	$0.23

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock subject to future vesting	1,404,037	466,000	1,404,037	466,000
Options to purchase common stock	13,185,809	1,690,083	13,185,809	4,485,816
Shares committed under 2019 ESPP	100,385	—	100,385	—
Total	14,690,231	2,156,083	14,690,231	4,951,816

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 immune system targets. Four product candidates, latozinemab (previously referred to as AL001), AL002, AL101, and AL044 are in clinical development, and we continue to develop our research pipeline, including AL009 and AL008. We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, GSK and AbbVie.

On July 1, 2021, we entered into a Collaboration and License Agreement with GSK to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101. Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in the third quarter of 2021 and $200 million was received in the first quarter of 2022. Together with GSK we are pursuing therapeutic candidates for frontotemporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS).

Latozinemab modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders. Latozinemab is in development to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union.

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD-GRN. In June 2022, the first participant from the INFRONT-3 study was enrolled in the optional open-label extension (OLE) designed to assess the long-term safety, tolerability, and efficacy of latozinemab in participants who have completed 96 weeks in the INFRONT-3 study, and enrollment in the OLE continues. In prior clinical studies, latozinemab successfully demonstrated elevation of progranulin levels back to the normal range and encouraging early signals of biomarker and clinical activity. Latozinemab has been well tolerated in healthy volunteers and FTD patients in our Phase 1a, Phase 1b, and Phase 2 clinical trials.

In 2021, we presented our most comprehensive dataset generated to date for latozinemab from our ongoing open-label Phase 2 clinical trial, INFRONT-2 in patients with FTD-GRN. INFRONT-2 was designed to establish the safety and tolerability of chronic administration of latozinemab at therapeutic doses, and to measure biomarkers of disease and clinical outcomes. Treatment with latozinemab was well tolerated and restored progranulin levels to normal ranges in both plasma and cerebrospinal fluid (CSF) for the duration of treatment. Disease relevant lysosomal, inflammatory, and astrogliosis biomarkers trended toward normalization over twelve months of treatment compared to baseline and age-matched controls, and mean levels of plasma and CSF neurofilament light chain (NfL), remained stable over twelve months. Volumetric MRI suggested slowing of ventricular enlargement and brain atrophy in latozinemab-treated patients compared to a matched historic control cohort of participants from the Genetic FTD Initiative (GENFI2) patient registry. Clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that latozinemab treatment slowed clinical progression by 48% compared to the GENFI2 matched control cohort.

In March 2022, we presented additional data from the INFRONT-2 trial of latozinemab in FTD patients with a C9orf72 genetic mutation (FTD-C9orf72), building on the results in patients with FTD-GRN. Clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that treatment of FTD-C9orf72 patients with latozinemab resulted in a trend toward a delay of approximately 54% in annualized disease progression compared to a matched control cohort from the ALLFTD consortium. We intend to provide additional data updates on the FTD-C9orf72 cohort in 2023.

In September 2021, we dosed the first participant in our Phase 2 clinical trial of latozinemab in participants with ALS who carry a C9orf72 mutation. The study was designed to evaluate safety, tolerability, pharmacokinetics, and pharmacodynamics of latozinemab and to gather data on changes to multiple liquid biomarkers. In light of the evolving ALS landscape, we closed that study for additional enrollment and are currently evaluating plans for a potential Phase 2b study for patients with all forms of ALS, including the C9orf72 mutation.

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, with plans to investigate AL101 for the treatment of Alzheimer’s disease and Parkinson’s disease. Mutations that moderately reduce the expression levels of PGRN are associated with increased risk of developing Alzheimer’s disease and Parkinson’s disease. In animal models, increased PGRN levels have been demonstrated to be protective for these diseases. In 2021, we presented interim data from our Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability of single doses of intravenously or subcutaneously administered AL101 in healthy volunteers. AL101 increased progranulin levels in the periphery and the brain persisting for one month. AL101 was found to be well tolerated at all doses administered. We completed enrollment of additional cohorts to test multiple doses of AL101 administered intravenously and subcutaneously, and we intend to present data from this trial at the Clinical Trials on Alzheimer's Disease (CTAD) conference in November 2022.

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

Amyloid Related Imaging Abnormalities (ARIA) have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease (AD). ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. The incidence of ARIA has been shown to increase in AD patients with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. In our INVOKE-2 Phase 2 clinical trial, most ARIA cases were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, one serious adverse event related to ARIA occurred in a patient who is not homozygous for APOE e4 who subsequently recovered with resolution of ARIA-related symptoms. We continue to implement earlier MRI monitoring, consistent with recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an Independent Data Monitoring Committee (IDMC), which is allowed to review unblinded data and to make trial recommendations.

AL044 is the latest Alector-discovered therapeutic candidate for neurodegeneration. AL044 targets membrane-spanning 4-domains subfamily A (MS4A), a major risk locus for Alzheimer’s disease. MS4A gene family members encode a transmembrane receptor protein that is expressed selectively on myeloid cells in the brain and associated with control of microglia functionality and potentially with microglia viability. We intend to develop AL044 for the treatment of Alzheimer’s disease and potentially orphan neurodegenerative indications. We initiated a first-in-human trial for AL044 in September 2022. We own worldwide rights to AL044.

The neuroimmune system of the brain is part of the body’s innate immune system, and based on our pioneering work in immuno-neurology, we have identified potential oncology applications for several of our therapeutic programs. We believe that products focused on innate immune biology may complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system.

AL009, is one of our innate immuno-oncology product candidates. AL009 is a multi Siglec inhibitor that is designed to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune suppression. We plan to submit an IND for AL009 by the end of 2022. We own worldwide rights to AL009.

AL008 is another of our innate immuno-oncology product candidates. AL008 is an antibody, designed to inhibit the CD47-SIRP-alpha (SIRPα) pathway, a potent immune checkpoint pathway co-opted by tumors to evade the immune system. AL008 binds SIRP-alpha and has a novel dual mechanism of action that inhibits immune suppression and promotes immune stimulation. We entered into a licensing agreement with Innovent in 2020, under which Innovent would develop and commercialize AL008 in China, while Alector would retain development and commercialization rights in the rest of the world. We intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities and Alector plans to utilize data and documentation from that application to potentially support an IND submission in the U.S. Innovent will not be continuing development of AL008.

We continue to monitor the evolving impact of COVID-19 and subsequent variants of the virus on our operations, and we continue to be committed to our discovery, research, and clinical development plans and timelines. The COVID-19 pandemic and subsequent variants have impacted the ability of certain clinical sites to maintain scheduled events for clinical trial participants due in part to the sites' temporary suspension of activities or regional shelter-in-place directives. We continued to collect data from ongoing clinical trial participants and to made progress in enrolling across our ongoing clinical trials taking into account applicable regulatory, institutional, and government guidance compliance regimes. We continue to assess any impact of COVID-19 on the integrity, reliability, or robustness of the data from our clinical trials.

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO) and follow-on offering. We completed our IPO in February 2019, and received $168.2 million net proceeds, after deducting underwriting discounts and commissions and offering expenses. We completed a follow-on offering in January 2020 and received $224.5 million net proceeds, after deducting underwriting discounts and commissions and offering expenses.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $46.1 million and $80.9 million for the three and nine months ended September 30, 2022, respectively. Our net income was $126.6 million and $19.3 million for three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $527.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $506.0 million as of September 30, 2022, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial, INFRONT-3, has an ongoing Phase 2 clinical trial, AL002, which is being studied in a Phase 2 clinical trial, AL044, which is in a Phase 1 clinical trial, and AL101, for which we have completed a Phase 1 clinical trial. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

Where we share costs with our collaboration partners, such as in our GSK Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our partner.

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Dollar
	2022	2021	Change
	(In thousands)
Collaboration revenue	$14,852	$182,413	$(167,561)
Operating expenses:
Research and development	48,348	43,066	5,282
General and administrative	14,252	13,018	1,234
Total operating expenses	62,600	56,084	6,516
Income (loss) from operations	(47,748)	126,329	(174,077)
Other income, net	2,333	268	2,065
Income (loss) before income taxes	(45,415)	126,597	(172,012)
Income tax expense	733	—	733
Net loss	$(46,148)	$126,597	$(172,745)

Revenue

Collaboration revenue was $14.9 million for the three months ended September 30, 2022, compared to $182.4 million for the three months ended September 30, 2021. The decrease of $167.5 million was due to the $173.4 million collaboration revenue recognized from the AL001 FTD-GRN license provided as part of the GSK Agreement in 2021, offset by $5.5 million higher collaboration revenue recognized over the initial Phase 2 clinical trials for the AL001 and AL002 programs for the current period. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $48.3 million for the three months ended September 30, 2022, compared to $43.1 million for the three months ended September 30, 2021. The increase of $5.2 million was driven by a $4.6 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. In addition, we had an increase of $5.8 million for AL002 as the program continues to progress and an increase of $1.2 million increase in facilities and other unallocated research and development expenses from additional rent expense, headcount, and other overhead costs as we continue to grow. These were offset by decreases in other programs, including a $2.8 million decrease in AL001 and a $1.9 million decrease in AL044 due to timing of manufacturing and other expenses.

	Three Months Ended September 30,		Dollar
	2022	2021	Change
	(In thousands)
Direct research and development expenses
AL001 (Latozinemab)	$2,794	$5,603	$(2,809)
AL101	1,465	2,181	(716)
AL002	8,410	2,651	5,759
AL044	1,534	3,452	(1,918)
Early stage and other programs	8,863	9,662	(799)
Indirect research and development expenses
Personnel related (including stock-based compensation)	19,094	14,479	4,615
Facilities and other unallocated research and development expenses	6,188	5,038	1,150
Total research and development expenses	$48,348	$43,066	$5,282

General and Administrative Expenses

General and administrative expenses were $14.3 million for the three months ended September 30, 2022, compared to $13.0 million for the three months ended September 30, 2021. The increase of $1.3 million was driven by a $0.7 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. In addition, we had an increase in information technology related expenses of $0.6 million to support our growth.

Other Income, Net

Other income, net was $2.3 million for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. The increase of $2.0 million was due to higher investment yields on our marketable securities compared to the prior year.

Income Tax Expense

Income tax expense was $0.7 million for the three months ended September 30, 2022, compared to zero for the three months ended September 30, 2021. The increase of $0.7 million was due to federal and state taxes recognized from cash received from the GSK Agreement.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Dollar
	2022	2021	Change
	(In thousands)
Collaboration revenue	$119,177	$193,091	$(73,914)
Operating expenses:
Research and development	155,925	136,617	19,308
General and administrative	45,648	38,105	7,543
Total operating expenses	201,573	174,722	26,851
Income (loss) from operations	(82,396)	18,369	(100,765)
Other income, net	4,047	910	3,137
Income (loss) before income taxes	(78,349)	19,279	(97,628)
Income tax expense	2,533	—	2,533
Net loss	$(80,882)	$19,279	$(100,161)

Revenue

Collaboration revenue was $119.2 million for the nine months ended September 30, 2022, compared to $193.1 million for the nine months ended September 30, 2021. The decrease of $73.9 million was due to the $173.4 million collaboration revenue recognized from the AL001 FTD-GRN license provided as part of the GSK agreement in 2021. This was offset by a $52.8 million net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program. The decrease was also offset by $46.7 million higher revenue for GSK programs recognized over the initial Phase 2 clinical trials.

Research and Development Expenses

Research and development expenses were $155.9 million for the nine months ended September 30, 2022, compared to $136.6 million for the nine months ended September 30, 2021. The increase of $19.3 million was driven by a $15.5 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. In addition, we had a $5.0 million increase in facilities and other unallocated research and development expenses from additional rent expense, headcount, and other overhead costs as we continue to grow.

	Nine Months Ended September 30,		Dollar
	2022	2021	Change
	(In thousands)
Direct research and development expenses
AL001 (Latozinemab)	$19,067	$23,290	$(4,223)
AL101	5,946	4,222	1,724
AL002	22,189	17,362	4,827
AL044	4,471	7,708	(3,237)
Early stage and other programs	28,353	28,640	(287)
Indirect research and development expenses
Personnel related (including stock-based compensation)	57,174	41,675	15,499
Facilities and other unallocated research and development expenses	18,725	13,720	5,005
Total research and development expenses	$155,925	$136,617	$19,308

General and Administrative Expenses

General and administrative expenses were $45.6 million for the nine months ended September 30, 2022, compared to $38.1 million for the nine months ended September 30, 2021. The increase of $7.5 million was driven by a $5.8 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. In addition, we had a $1.7 million increase in expenses for information technology, recruiting, and other general expenses to support our growth.

Other Income, Net

Other income, net was $4.0 million for the nine months ended September 30, 2022 compared to $0.9 million for the nine months ended September 30, 2021. The increase of $3.1 million was due to higher investment yields on our marketable securities compared to the prior year.

Income Tax Expense

Income tax expense was $2.5 million for the nine months ended September 30, 2022 compared to zero for the nine months ended September 30, 2021. The increase of 2.5 million was due to federal and state taxes recognized from cash received from the GSK Agreement.

Liquidity and Capital Resources

Since our inception through September 30, 2022, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of September 30, 2022, we had $758.3 million of cash, cash equivalents, and marketable securities. As of September 30, 2022, we had an accumulated deficit of $527.3 million.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery programs. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$28,596	$347,816
Cash provided by (used in) investing activities	(177,395)	97,090
Cash provided by financing activities	3,878	21,657

Operating Activities

For the nine months ended September 30, 2022, cash provided by operating activities was $28.6 million. This was mainly due to an increase in deferred revenue of $80.8 million from the $200 million payment received from GSK less revenue recognized. We also had a non-cash charge of $35.2 million for stock-based compensation. This was offset by net loss of $80.9 million and a decrease of $7.3 million in accrued liabilities and accrued clinical supply costs.

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

Investing Activities

For the nine months ended September 30, 2022, cash used in investing activities of $177.4 million was primarily related to the maturities of marketable securities of $220.3 million offset by purchases of marketable securities of $394.3 million.

For the nine months ended September 30, 2021, cash provided in investing activities of $97.1 million was primarily related to the maturities of marketable securities of $228.8 million offset by purchases of marketable securities of $139.7 million. and sales of marketable securities of $10.7 million.

Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities of $3.9 million was primarily from the exercise of options to purchase common stock.

For the nine months ended September 30, 2021, cash provided by financing activities of $21.7 million was from the exercise of options to purchase common stock.

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended September 30, 2022, we did not have a change in the overall expected costs to satisfy the performance obligation. For the nine months ended September 30, 2022, we recorded a net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program.

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

We had cash, cash equivalents, and marketable securities of $758.3 million as of September 30, 2022, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.6 million as of September 30, 2022.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive

Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

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

•
We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen both limited success in drug development and evolving standards for regulatory approval. Further, our product candidates are based on new approaches and novel technology, and we must identify and develop new biomarkers that are signs of a disease or condition and that can measure the impact of our product candidates on disease progression, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
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
•
The market price of our common stock may continue to experience volatility or decline, which could result in substantial losses for investors and could negatively impact our ability to conduct additional fundraising in the public markets.

Risks Related to Our Business, Financial Condition, and Capital Requirements

We are in various stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including frontal temporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS), as well as oncology therapeutics that focus on innate immune biology. We commenced operations in May 2013. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab (previously referred to as AL001), are in Phase 2 clinical trial for one product candidate, AL002, are in a Phase 1 clinical trial for another product candidate, AL044, and we have completed a Phase 1 clinical trial for AL101. In addition, AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net loss of $46.1 million and $80.9 million for the three and nine months ended September 30, 2022, respectively. We had net income of $126.6 million and $19.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $527.3 million.

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
•
change or add contract manufacturers or suppliers;
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
•
attract, hire, and retain qualified personnel, especially in light of a competitive hiring and compensation environment;
•
provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
•
experience any delays or encounter other issues related to our operations, including due to the effects of the COVID-19 pandemic and subsequent variants;
•
implement additional internal systems and infrastructure related to cybersecurity;
•
meet the requirements and demands of being a public company;
•
withstand periods of rising rates of inflation; and
•
defend against any product liability claims or other lawsuits related to our products.

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
•
addressing any delays in our clinical trials or other impacts resulting from factors related to the effects of the COVID-19 pandemic and subsequent variants;
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

To date, clinical development of one of our product candidates has been terminated. AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $758.3 million.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations through 2024. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of a rising rate of inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We intend to re-acquire rights we granted to Innovent for the development and commercialization of AL008, and may advance AL008 into the clinic on our own, which may increase our need for additional funding. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of the COVID-19 pandemic and geopolitical events, including the Russian invasion of Ukraine, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced a significant downturn over the last year. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may be unfavorable terms, including interest rates, and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us.

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

We have identified over 100 immune system targets. Four of our product candidates, latozinemab, AL002, AL101 and AL044, are in clinical development, and we continue to develop our research pipeline. The development of one of our product candidates, AL003, was terminated in June 2022. Together, the development of these programs and product candidates requires significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

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
•
a product candidate may not be capable of being produced in sufficient quantities for development or commercialization at an acceptable cost, or at all;
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

We have never completed a clinical development program. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab (previously referred to as AL001), are in Phase 2 clinical development for one product candidate, AL002, and are in a Phase 1 clinical trial for AL044, and we have completed a Phase 1 clinical trial for AL101. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For any product candidates we have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion.

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

Even if we receive regulatory approval to market any of our product candidates, whether for the treatment of neurodegenerative diseases or other diseases, we cannot be assured that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

One of our strategies is to identify and pursue clinical development of additional product candidates. Identifying, developing, obtaining regulatory approval, and commercializing additional product candidates for the treatment of neurodegenerative and other diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop, or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

We may not be successful in our efforts to obtain approval for additional or expanded indications for our approved product candidates.

Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication. Conducting clinical trials for additional indications for our product candidates requires substantial technical, financial, and human capital resources and is prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be successful in our effort to obtain regulatory approval for our product candidates for additional indications even if we obtain approval for an initial indication. Although the FDA has approved orphan drug status for latozinemab and AL101 for the treatment of FTD, we have no products approved for commercial sale and have not generated any revenue from product sales.

We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, and we must identify and develop new biomarkers that are signs of a disease or condition and that can measure impact on disease progression of our product candidates, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have focused a substantial portion of our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are few or no currently approved therapies options available for patients with FTD, Alzheimer’s disease, Parkinson’s disease, ALS, and other neurodegenerative diseases. Our future success is highly dependent on the successful development of our product candidates for treating neurodegenerative diseases. Developing product candidates and, if approved, commercializing our products for treatment of neurodegenerative diseases subjects us to a number of challenges, including obtaining disease modifying activity and efficacious dose in target tissue and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

Any and all of the events described above may be caused or exacerbated by factors related to the COVID-19 pandemic and subsequent variants.

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program~~,~~ under which AL003 was being developed. Additionally, Innovent will not be continuing development of AL008, and we intend to re-acquire rights we granted to Innovent for the development and commercialization of AL008. We plan to utilize data and documentation from the IND that Innovent filed with the Chinese regulatory authorities to potentially support an IND that would be filed in the United States.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, impacts of the COVID-19 pandemic and subsequent variants.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We continue to pursue measures to enroll our Phase 3 INFRONT-3 and Phase 2 INVOKE-2 trials. For example, we are opening additional clinical trial sites and expanding recruitment efforts to enroll the INFRONT-3 trial. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials have been, and may continue to be, delayed or limited due to the effects of the COVID-19 pandemic and subsequent variants. In addition, if additional COVID-19 concerns or restrictions arise, including as a result of any new COVID-19 variants, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to additional limitations on travel or new physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic and subsequent variants could continue to delay or prevent the anticipated readouts from our clinical trials.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in healthy volunteers or one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen, and other clinical trial protocol elements and the rate of dropout among clinical trial participants. Open-label or long-term extension studies may also extend the timing and cost of a clinical program substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

For example, in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, cases of ARIA have been observed. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we have discontinued dosing of APOE e4/e4 homozygotes currently in our INVOKE-2 Phase 2 clinical trial. Following these changes, one serious adverse event related to ARIA occurred in a patient who is not homozygous for APOE e4 who subsequently recovered with resolution of ARIA-related symptoms. We continue to implement earlier MRI monitoring, consistent with recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an Independent Data Monitoring Committee (IDMC), which is allowed to review unblinded data and to make trial recommendations.

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

The COVID-19 pandemic, including recent variants that spread throughout the world, has adversely impacted global commercial activity. In addition, such events have contributed to significant volatility and instability in financial markets, including a rising rate of inflation. The COVID-19 pandemic and government responses created disruption in global supply chains and adversely impacted many industries. The pandemic could have a continued material adverse impact on economic and market conditions, including a continued rapid increase in inflation rates, and lead to a further extended period of global economic slowdown. We continue to monitor the impact of the COVID-19 pandemic closely. The extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain.

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, such as worker shortages; supply chain issues and disruptions; facilities and production suspensions; increases in inflation rates; and spikes in demand for certain goods and services, such as medical services and supplies. While the extent of the impact of the effects of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations. If as a result of the global COVID-19 pandemic and any new variants that may later arise, we may experience disruptions, especially supply chain disruptions, that could have severe impacts on our business and clinical trials, such as:

•
the size and nature of the patient populations for our clinical trials;
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

We may be required to develop, implement, and maintain additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may delay our anticipated timelines for clinical studies and regulatory approval and increase our costs for clinical studies. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In 2020 and 2021, the FDA issued guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and manufacturing, supply chain, and drug and biological product inspections, among others. In light of the spread of COVID-19 variants, the FDA, EMA, and comparable foreign regulators may issue additional guidance and policies that may materially impact our business and clinical development timelines. Further changes to existing policies and regulations could increase our compliance costs or delay our clinical plans. To the extent our clinical studies are delayed or data from our clinical studies become compromised due to COVID-19 related factors, we may be required to expend additional resources to conduct additional studies and/or enroll more participants, which could adversely affect our business operations and delay regulatory approval.

The COVID-19 pandemic continues to evolve, and the extent to which may impact our business, preclinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions, social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the possibility of new variants. We may also suffer from any of the foregoing disruptions if the COVID-19 virus and subsequent variants continue to develop and experience a resurgence in any particular country or region in the future.

The spread of COVID-19 and its subsequent variants has caused us to modify our business practices including by employing more remote workers and operating under hybrid work model, and we may take other actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners, and suppliers. Numerous regions are easing COVID-19 related restrictions; however, many of our employees continue to work remotely. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. We may incur incremental expenses in connection with travel for remote employees, which we will continue to monitor; such expenses could adversely impact our results of operations.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business have similarly adjusted their operations and assessed their capacity in light of the COVID-19 pandemic and the impact of subsequent variants. If these third parties experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

For example, certain of our clinical trial sites experienced clinical trial visit delays, and we are aware that for a period of time, some participants in our then ongoing trials did not receive scheduled doses or assessments on time. These events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials. We and our CROs made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and we may be required to make further adjustments in the future due to any resurgence of COVID-19.

To the extent the ongoing COVID-19 pandemic or other disease outbreaks adversely affect our operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS, as well as for the treatment of cancer. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in September 2022, Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen) announced that lecanemab, an investigational anti-amyloid beta protofibril antibody for the treatment of Alzeimer’s disease, met the primary endpoint and all key secondary endpoints with highly statistically significant results. The FDA has accepted and granted priority review of Eisai’s Biologics License Application (BLA) for lecanemab, and Eisai plans to file marketing authorization applications in Japan and Europe. Additionally, in July 2022, Biogen announced that the FDA accepted a new drug application (NDA) for tofersen, an investigational drug for ALS associated with mutations in superoxide dismutase 1 (SOD1), and in September 2022, Amylyx Pharmaceuticals, Inc. announced that the FDA approved RELYVRIO™ (sodium phenylbutyrate and taurursodiol) for the treatment of adults with ALS.

Furthermore, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan drug exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Our product candidates for which we intend to seek approval may face biosimilar competition sooner than anticipated.

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

Cases of ARIA have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. In addition to voluntary protocol amendments put in place last year to mitigate risks associated with ARIA, we have discontinued dosing of APOE e4/e4 homozygotes currently in our INVOKE-2 Phase 2 clinical trial. Following these changes, one serious adverse event related to ARIA occurred in a patient who is not homozygous for APOE e4 who subsequently recovered with resolution of ARIA-related symptoms. We continue to implement earlier MRI monitoring, consistent with recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an Independent Data Monitoring Committee (IDMC), which is allowed to review unblinded data and to make trial recommendations.

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

We have received orphan drug designation from the FDA for latozinemab and AL101 for treatment of FTD and may seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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
•
the availability of capital.

We expect that the above healthcare reform measures and others that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. The Biden administration and the states may pass further legislation and regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that may impact our operations include the following:

•
Among other things, the federal Anti-Kickback Statute, prohibits persons from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
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

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are continually working to comply with these laws, and we anticipate needing to devote significant additional resources to our compliance efforts. It is possible that the new legislation may impose new obligations and requirements on similarly situated companies, and these laws may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy, and data protection, or to protect our systems, personal data, and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations, and prospects.

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

We may face significant competition in seeking appropriate collaborations. For example, business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored databases within certain timeframes. We may also be exposed to additional liabilities if our contracted third parties engage in activities associated with improper use of information obtained in the course of patient recruitment for our clinical trials, cGCP noncompliance or noncompliance under applicable privacy laws, which could result in regulatory sanctions and cause serious harm to our reputation and business operations. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs, for the manufacture of each of our product candidates, as well as with GSK and AbbVie for latozinemab and AL101 and for AL002, respectively. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

We, and the CDMO partners on which we rely, depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials, whether due to the effects of the COVID-19 pandemic or otherwise, could harm our business.

We and the CDMO partners on which we rely depend on third-party suppliers for the supply of the raw materials required for the production of our product candidates, and we expect to continue to depend on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. The dependence on these third-party suppliers and the challenges faced in obtaining adequate supplies of raw materials involve several risks, including supply chain issues caused by the effects of the COVID-19 pandemic, limited control over pricing, the availability of such materials, the quality of such materials, and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required drug product on a development manufacturing services agreement or purchase order basis. We cannot be certain that the suppliers will continue to provide the quantities of these raw materials that are required or satisfy the anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including those caused by the effects of the COVID-19 pandemic and subsequent variants could materially harm our ability to manufacture our product candidates until a new source of supply, if any, can be identified and qualified. In such an event, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of the suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our collaborators may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (USPTO) or foreign patent offices or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, inventorship dispute, or interference proceedings or other similar proceedings challenging our or our collaborators’ patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us. Moreover, we, or any one of our collaborators, may have to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, in which a third party challenges the features of patentability with respect to our or our collaborators’ patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we or our collaborators are unsuccessful in any such proceeding or other inventorship dispute, we may be required to obtain and maintain licenses from third parties. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.

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

We cannot be certain that patents and patent applications as to which preparation filing, prosecution, maintenance, enforcement, or defense are controlled by our collaborators will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our collaborators fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, our rights as to such patents may be reduced or eliminated, our right to develop and commercialize any of our product candidates that are subject of such rights could be adversely affected, and we may have a reduced ability to prevent competitors from making, using, and selling competing products. In addition, even where we have the right to control prosecution of patent applications we have licensed to and from collaborators, we may still be adversely affected or prejudiced by actions or inactions of our collaborators that took place prior to the date upon which we assumed control over patent prosecution.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we, our collaborators, or any of our future licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

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

Our commercial success depends in part on our and our collaborators’ ability to develop, manufacture, market, and sell any product candidates that we develop and to use our proprietary technologies without infringing, misappropriating, and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we may become subject to, or threatened with, such actions in the future, regardless of their merit. In addition, we may undertake costly administrative proceedings for challenging third party patents, including post-grant, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot be assured that our product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing product candidates and other technologies, might assert are infringed by our current or future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or other technologies may infringe.

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates or other technologies infringes upon these patents. In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable, and infringed by our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to manufacture or commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Risks Related to Our Operations

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, especially in light of a competitive hiring and compensation environment, we may not be able to successfully implement our business strategy.

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

We conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, especially in light of a recent competitive hiring and wage environment, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region and doing so may be costly and difficult.

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

As of September 30, 2022, we had 269 full-time employees. As our development plans and strategies develop, and as we continue to implement the requirements applicable to operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, retaining, and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual obligations to collaborators and other third parties;
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
•
potential goodwill impairment resulting from such acquisitions;
•
issuance of our equity securities which would result in dilution to our stockholders;
•
assimilation of operations, intellectual property, products, and product candidates of an acquired company by our partners, including difficulties associated with integrating new personnel;
•
diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition, collaboration or strategic partnership;
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
•
risks that the other party to such a transaction may exercise its rights under the applicable agreement in a way that negatively impacts us; and
•
our inability to generate revenue from acquired or partnered intellectual property, technology, and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work as a result of, or after, the COVID-19 pandemic, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators and contract research organizations for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

Business disruptions, including as a result of global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political unrest, including the Russia-Ukraine conflict, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption.

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
•
negative consequences from changes in tax laws (including the provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act);
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

We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The Company is currently evaluating the potential impact. Also, the United States recently enacted the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks. In addition, the current Biden Administration has proposed numerous changes to U.S. federal income tax law, including an increase to the U.S. corporate income tax rate and modifications of the provisions addressing taxation of international business operations. Changes in tax laws (including provisions of the Inflation Reduction Act), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively or materially affect our financial position, cash flows and results of operations.

General Risk Factors

The market price of our common stock may continue to be volatile, which could result in substantial losses for investors.

Although our common stock is listed on the NASDAQ Global Select Market, the market for our shares has demonstrated varying levels of trading activity. The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall. Some of the factors that may cause the market price of our common stock to fluctuate or decline include:

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 9.1% for the 12 months ended June 30, 2022. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.2	10/6/2020
10.1	2022 Inducement Equity Incentive Plan, as amended, and related forms of stock option and restricted stock unit agreements.	8-K	001-38792	10.1	9/22/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

ALECTOR, INC.

Date: November 8, 2022	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Marc Grasso
Marc Grasso
Chief Financial Officer (Principal Financial and Accounting Officer)