Form 10-K
period 2022-12-31
Alector, Inc.
filed 2023-02-28
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	

Non-accelerated filer		Smaller reporting company	

Emerging growth company	

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act(15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $627.1 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2022 of $10.16 per share.

The number of shares of the registrant’s Common Stock outstanding as of February 21, 2023 was 83,027,910.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year ended December 31, 2022.

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
•
our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•
the need to hire additional personnel and our ability to attract and retain such personnel, especially in light of a competitive hiring and compensation environment;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and additional financing needs;
•
our financial performance, including potential volatility in our stock price;
•
the impact of the coronavirus (COVID-19) pandemic, including recent and new variants, on our business;

•
the effects of inflation; and
•
the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements.

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

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 immune system targets. Three product candidates, latozinemab (also referred to as AL001), AL002, and AL101 are in clinical development, and we continue to develop our preclinical and research pipeline. We recently completed a prioritization review, focusing our development resources on our progranulin and TREM2 programs and extending our cash runway through 2025. We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK) and AbbVie Biotechnology, Ltd. (AbbVie).

On July 1, 2021, we entered into a Collaboration and License Agreement with GSK (GSK Agreement) to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101. Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in the third quarter of 2021 and $200 million was received in the first quarter of 2022. Together with GSK we are pursuing therapeutic candidates for frontotemporal dementia (FTD), Alzheimer’s disease (AD), Parkinson’s disease, and amyotrophic lateral sclerosis (ALS).

Latozinemab modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders. Latozinemab is in development to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union.

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD due to a progranulin gene mutation (FTD-GRN). We are preparing to engage with regulatory authorities in mid-2023. The purpose of the meeting is to discuss statistical analysis plans based on emerging knowledge in the field that may enable us to complete the pivotal INFRONT-3 clinical trial with fewer patients and/or a shorter treatment duration. The company is targeting a data readout from the INFRONT-3 trial in early 2025, pending regulatory feedback. In prior clinical studies, latozinemab successfully demonstrated elevation of progranulin levels back to the normal range and encouraging early signals of biomarker and clinical activity. Latozinemab has been well tolerated in healthy volunteers and FTD patients in our Phase 1a, Phase 1b, and Phase 2 clinical trials.

In 2021, we presented data for latozinemab from our ongoing open-label Phase 2 clinical trial, INFRONT-2 in patients with FTD-GRN. INFRONT-2 was designed to establish the safety and tolerability of chronic administration of latozinemab at therapeutic doses, and to measure biomarkers of disease and clinical outcomes. Treatment with latozinemab was well tolerated and restored PGRN in both plasma and cerebrospinal fluid (CSF) to levels seen in healthy volunteer age-matched controls for the duration of treatment. Disease relevant lysosomal, inflammatory, and astrogliosis biomarkers trended toward normalization over twelve months of treatment compared to baseline and age-matched controls, and mean levels of plasma and CSF neurofilament light chain (NfL), remained stable over twelve months. Volumetric MRI suggested slowing of ventricular enlargement and brain atrophy in latozinemab-treated patients compared to a matched historic control cohort of participants from the Genetic FTD Initiative (GENFI2) patient registry. Clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that latozinemab treatment slowed clinical progression by 48% compared to the GENFI2 matched control cohort.

In March 2022, we presented additional data from the INFRONT-2 trial of latozinemab in FTD patients with a C9orf72 genetic mutation (FTD-C9orf72), building on the results in patients with FTD-GRN. Clinical outcome assessments using the CDR® plus NACC FTLD-SB scale found that treatment of FTD-C9orf72 patients with latozinemab resulted in a trend toward a delay of approximately 54% in annualized disease progression compared to a matched control cohort from the ALLFTD consortium. In addition, latozinemab treatment was well tolerated and resulted in a two- to three-fold increase in progranulin above physiological levels in cerebrospinal fluid (CSF) and plasma respectively, and a decrease in the neurodegeneration biomarker GFAP. We intend to provide additional data updates on the FTD-C9orf72 cohort in the second half of 2023.

In September 2021, we initiated a Phase 2 study of latozinemab in ALS patients with a C9orf72 mutation. However, in light of the evolving ALS landscape, we closed that study to additional enrollment. We and GSK are currently evaluating plans for development of latozinemab in ALS.

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, for use in the treatment of larger indications including Alzheimer’s disease and Parkinson’s disease. Mutations that moderately reduce the expression levels of PGRN are associated with increased risk of developing Alzheimer’s disease and Parkinson’s disease. In animal models, increased PGRN levels have been demonstrated to be protective for these diseases. In 2021, we presented interim data from our Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability of single doses of intravenously or subcutaneously administered AL101 in healthy volunteers. AL101 increased progranulin levels in the periphery and the brain persisting for one month. AL101 was found to be well tolerated at all doses administered. We completed enrollment of additional cohorts to test multiple doses of AL101 administered intravenously and subcutaneously.

In November 2022, we presented data from the multiple-dose cohorts of the Phase 1 study. We demonstrated that AL101 was well tolerated and increased PGRN levels in plasma and CSF in a dose-dependent manner. The pharmacokinetic and pharmacodynamic profiles of AL101 support future development in larger indications such as AD and PD. We and GSK plan to advance the AL101 program in 2023, with the initiation of an Asian pharmacokinetic (PK) bridging study followed by a global Phase 2 clinical trial in early AD.

Our AL002 product candidate targets Triggering Receptor Expressed on Myeloid cells 2 (TREM2) to increase the functionality of TREM2 signaling and enhance microglia cell activation. We are currently developing AL002 for the treatment of Alzheimer’s disease in collaboration with AbbVie.

In our Phase 1 clinical trial, AL002 demonstrated tolerability, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers. In January 2021, we initiated INVOKE-2, a randomized, controlled Phase 2 clinical trial of AL002, in which we initially aimed to enroll approximately 265 participants with early Alzheimer’s disease. We now plan to add up to an additional 64 participants in the ongoing INVOKE-2 trial to replace discontinuations, including APOE e4/e4 participants, from the study, as mentioned below. In January 2023, the first patient was enrolled and dosed in a long-term extension (LTE) of our INVOKE-2 Phase 2 clinical trial. In February 2023, we and AbbVie amended the AbbVie agreement, which will result in our receiving a $17.8 million milestone payment for the dosing of the first patient in an LTE study.

Amyloid Related Imaging Abnormalities (ARIA) have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in AD. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. The incidence of ARIA has been shown to increase in AD patients with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. In our INVOKE-2 Phase 2 clinical trial, most ARIA cases were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred almost exclusively in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, consistent with recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an Independent Data Monitoring Committee (IDMC), which is allowed to review unblinded data and to make trial recommendations.

AL044 targets membrane-spanning 4-domains subfamily A (MS4A), a major risk locus for Alzheimer’s disease. MS4A gene family members encode a transmembrane receptor protein that is expressed selectively on myeloid cells in the brain and associated with control of microglia functionality and potentially with microglia viability. In September 2022, we commenced our first-in-human Phase 1 trial of AL044, with the intention of developing that candidate in Alzheimer’s disease and potential orphan indications. Based on initial PK and tolerability data, we decided to close the trial. We are actively pursuing a back-up MS4A program to develop an IND-ready candidate with a potentially improved dosing and tolerability profile.

The neuroimmune system of the brain is part of the body’s innate immune system, and based on our pioneering work in immuno-neurology, we have identified potential oncology applications for several of our therapeutic programs. We believe that products focused on innate immune biology may complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system.

AL009, is one of our innate immuno-oncology product candidates. AL009 is a multi Siglec inhibitor that is designed to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune suppression. We continue to conduct preclinical studies and technical activities on AL009. We own worldwide rights to AL009.

AL008 is another of our innate immuno-oncology product candidates. AL008 is an antibody designed to inhibit the CD47-SIRP-alpha (SIRPα) pathway, a potent immune checkpoint pathway co-opted by tumors to evade the immune system. AL008 binds SIRP-alpha and has a novel dual mechanism of action that inhibits immune suppression and promotes immune stimulation. We entered into a licensing agreement with Innovent Biologics (Innovent) in 2020, under which Innovent would develop and commercialize AL008 in China, while Alector would retain development and commercialization rights in the rest of the world. Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector is in the process of obtaining relevant materials and information from Innovent. Alector plans to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S.

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

We believe that restoring the immune system’s ability to perform all of these vital functions in the brain is crucial to addressing neurodegeneration given that past approaches focusing on single degenerative pathologies have had limited or no impact on disease progression.

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

Our Strategy

Our goal is to develop therapies that harness the immune system to combat neurodegenerative diseases. The key tenets of our business strategy to achieve this goal include:

•
Building a leading, fully-integrated company focused on delivering innovative immuno-therapies, validated by human genetics, for the treatment of neurodegeneration. We believe that building a fully integrated research, development, and ultimately commercial company will enable us to develop therapies more rapidly and efficiently for patients and realize the full potential of our immuno-neurology approach and discovery capabilities.
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

Our Approach

The Role of the Innate Immune System and Microglia in Neurodegeneration

Significant evidence in the last decade has shown that neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, FTD, and ALS, are linked to a dysfunctional brain immune system. In contrast to the dual adaptive and innate components that characterize the broader human immune system, the brain’s immune system consists primarily of innate immune cells, known as microglia. These brain resident macrophages account for 10% to 15% of all cells found within the brain and are responsible for many aspects of brain health and maintenance. As the key innate immune cells in the brain, microglia respond to infection and damage, clear cell debris and pathological proteins, nurture neurons and the brain support cells, and control the number and functionality of inter-neuronal connections. Microglia have been our focus and new scientific advances have made it possible to understand how these key innate immune cells in the brain represent a crucial focal point for potentially treating or preventing neurodegenerative diseases.

Figure 1. Our clinical stage neurodegenerative disease programs

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

We believe our therapies that focus on harnessing the power of microglia may improve neurodegenerative disease outcomes either as standalone therapies or in combination with anti-amyloid beta targeted therapies. Anti-amyloid beta antibodies mark misfolded aggregates and recruit microglia to remove them. Our therapies, including those in our progranulin franchise, are expected to enhance microglia's ability to remove misfolded proteins in conjunction with anti-amyloid beta antibodies that tag these proteins.

Figure 2. Our checkpoint therapies anticipated to act independently and in combination

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

We rely on proprietary immuno-neurology bioinformatics algorithms and methodologies to analyze large genetic datasets from diseased and healthy individuals, brain-based gene expression profiling and proteomics, and human pathology. These proprietary capabilities allow us to rapidly identify tractable targets, pharmacodynamic biomarkers, and patient populations associated with aberrant immune function which lead to neurodegeneration. Specifically, the priorities of our platform efforts are:

•
Target Selection. Our target selection capabilities address a wide array of factors that we believe inform efficient, optimized therapeutic outcomes, including genetic and mechanistic rationale. We leverage our bioinformatics expertise to identify genetic mutations in the brain immune system that we believe increase the risk of disease onset and progression. We combine our bioinformatic approaches with in-house functional genomics to discover and validate genetic mutations and targets of interest. We utilize state of the art techniques such as CRISPR Activation and Inhibition, single cell transcriptomics, proteomics, metabolomics, microscopic and biochemical readouts in relevant in vitro systems such as hiPSC microglia and in vivo systems such as mouse/rat models to elucidate the immune dysfunction caused by these mutations. We then seek to engineer immune modulating antibody product candidates to functionally counteract the harmful consequence of these genetic mutations. We leverage in vitro and in vivo functional tools to validate the activity of our product candidates and their ability to cross the blood brain barrier enough to be therapeutically effective.
•
Biomarker Selection. We are able to identify and employ molecular biomarkers, assays, and imaging techniques that are tailored to our product candidates to confirm target engagement and quantify their impact, allowing us to potentially interpret the clinical impact of our compounds earlier than would be expected using traditional clinical measures.
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

Our Pipeline Programs

Figure 3. The following table highlights our clinical programs, preclinical and research programs, BBB technologies, and IP portfolio.

Our clinical programs include latozinemab, AL101, and AL002. In addition, we continue to pursue a number of preclinical and research programs in our pipeline for indications including Alzheimer’s disease, Parkinson’s disease, and oncology.

Our Progranulin Program

Our first development program is focused on modulating levels of PGRN, a key regulator of microglia function in the brain with strong genetic links to FTD and other neurodegenerative disorders. Individuals carry two copies of the PGRN gene that function together to produce healthy levels of PGRN throughout the body. Mutations in both copies of the PGRN gene lead to a neurodegenerative disease called neuronal ceroid lipofuscinosis, which is typified by childhood dementia, vision loss, epilepsy, and death. Mutations in a single copy of the PGRN gene result in a drop of between 50% and 70% in the level of PGRN and consequently lead to development of FTD with about 90% penetrance by 75 years of age. Moreover, large scale human genetic studies suggest that regulatory mutations in the gene for PGRN, which lead to a more modest decrease in the level of PGRN, increases the risk for Alzheimer’s disease and Parkinson’s disease, making PGRN a significant risk gene for these disorders as well.

Healthy levels of PGRN are associated with many cellular processes that include normal microglial activities, neuronal survival, and lysosome function. PGRN deficiency disrupts microglia-neuronal homeostasis in the brain and promotes neurodegeneration through the release of cytotoxic cytokines and complement factors by dysfunctional microglia. Moreover, these microglia activate astrocytes, which in turn, damage neurons. Thus, lack of PGRN leads to disrupted health and function of both neurons and microglia and if not corrected, leads to rapid neurodegeneration.

Figure 4. PGRN deficiency disrupts homeostasis between microglia and neurons and promotes neurodegeneration during aging.

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

We have developed two distinct product candidates that target SORT1, latozinemab and AL101, designed to increase PGRN levels in the brain of patients to counteract the damage sustained due to low PGRN levels in neurodegenerative disorders. Our first product candidate, latozinemab, is intended to treat orphan disorders, including genetic forms of FTD such as in patients that are missing a functional copy of the PGRN gene (FTD-GRN). Our second PGRN product candidate, AL101, is intended to treat widely prevalent neurodegenerative disorders such as Alzheimer’s disease and Parkinson’s disease, in addition to FTD. We have partnered with GSK to develop and commercialize our PGRN product candidates. For more information on our collaboration with GSK see the section titled “Business—Strategic Alliance with GSK.”

Latozinemab and AL101 received orphan drug designation from the U.S. Food and Drug Administration (FDA) for the treatment of FTD, as well as Fast Track designation for the treatment of patients with FTD-GRN. Generally, if a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity, if FDA revokes the orphan drug designation, or if FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab and AL101 for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Fast Track designation is designed to facilitate the development and expedite the review of therapies which treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review, and additionally, a rolling submission of the marketing application.

Latozinemab for the Treatment of FTD

Our first product candidate, latozinemab, is a human recombinant monoclonal antibody that increases the levels of PGRN in the brains of FTD-GRN patients. Administered via intravenous peripheral infusion, latozinemab functions by blocking the SORT1 degradation mechanism for PGRN and increasing the circulating half-life of the functional PGRN in the brain. We are initially developing latozinemab for the treatment of symptomatic FTD due to a progranulin gene mutation.

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

Figure 6. Mutations in a single copy of PGRN result in a 50% or greater decrease in the level of PGRN and result in a greater than 90% probability of developing FTD. (1) Rhinn H, Tatton N, McCaughey S, Kurnellas M, Rosenthal A. Progranulin as a therapeutic target in neurodegenerative diseases. Trends in Pharmacological Sciences. 2022 Aug; 43(8):641-652. DOI: 10.1016/j.tips.2021.11.015. PMID: 35039149. (2) Dement Geriatr Cogn Disord Extra 2016;6:330-340

In FTD-GRN patients, inhibition of SORT1 through latozinemab represents a potential mechanism to compensate for the over 50% reduction of PGRN. Latozinemab is intended to reduce the ability of SORT1 to bind to and degrade PGRN, leading to increases in the levels of PGRN by increasing its circulating half-life. We have tested our PGRN program antibodies in various animal models, healthy volunteers, and FTD-GRN patients and have achieved significantly elevated, long-lasting levels of PGRN in the brain after intravenous administration.

Figure 7. Mechanism of action for our PGRN programs. Latozinemab binds to SORT1 and prevents degradation of PGRN, increasing its circulating half-life significantly. A similar mechanism of action is also applicable for AL101.

Our PGRN Product Candidates Development Plan and Clinical Trial Results to Date

Latozinemab is currently being studied in a global pivotal Phase 3 trial in both at-risk and symptomatic participants with FTD-GRN, named INFRONT-3. The randomized, double-blind, placebo-controlled trial currently plans to enroll up to 180 FTD-GRN mutation carriers across approximately 50 clinical sites in the United States, Canada, Europe and Australia. Symptomatic and at-risk participants will be randomized to receive latozinemab or placebo intravenously every four weeks. Participants will also be given the option to continue receiving treatment in an open-label extension (OLE) study. In June 2022, the first participant from the INFRONT-3 study was enrolled in the optional OLE designed to assess the long-term safety, tolerability, and efficacy of latozinemab in participants who have completed 96 weeks in the INFRONT-3 study, and enrollment in the OLE continues. The primary endpoint of our pivotal Phase 3 trial is to measure the effect of latozinemab on clinical decline by utilizing the CDR® plus NACC FTLD-SB assessment, which evaluates clinical impairments in behavior, language, memory, judgment, and functional activities in trial participants. In addition, our Phase 3 trial will assess secondary clinical endpoints, multiple biomarkers and safety. We are preparing to engage with regulatory authorities in mid-2023. The purpose of the meeting is to discuss statistical analysis plans based on emerging knowledge in the field that may enable us to complete the pivotal INFRONT-3 clinical trial with fewer patients and/or a shorter treatment duration. The company is targeting a data readout from the INFRONT-3 trial in early 2025, pending regulatory feedback.

In 2021, we presented data for latozinemab from our ongoing open-label Phase 2 INFRONT-2 clinical trial. INFRONT-2 was designed to establish the safety and tolerability of chronic administration of latozinemab at therapeutic doses, and the study also measured biomarkers of disease and clinical outcomes. Results from up to twelve symptomatic FTD-GRN patients treated over twelve months in an open-label study showed that latozinemab was well tolerated. Treatment with latozinemab restored PGRN in both plasma and CSF to levels seen in healthy volunteer age-matched controls for the duration of treatment.

Figure 8. Latozinemab restores PGRN in plasma and CSF to levels seen in healthy volunteer age-matched controls

In addition to assessing PGRN levels in plasma and CSF, we evaluated disease-associated proteins, including lysosomal (e.g., CTSD, LAMP1), complement (C1QB), and astrogliosis (GFAP) biomarkers along with NfL. In our Phase 2 trial results presented in 2021, many of these disease-relevant biomarkers of lysosomal function, complement activation, astrogliosis, and neuronal health trended toward normalization or remained stable over twelve months of treatment compared to baseline and age-matched controls.

Figure 9. Latozinemab treatment normalizes lysosomal and complement biomarkers in CSF symptomatic FTD-GRN patients enrolled in our Phase 2 trial. (1) The control group included N = 44 age-matched procured control samples, (2) at Baseline N = 11 FTD-GRN participants, (3) at 6 months treatment with latozinemab N = 9 FTD-GRN participants, and (4) at 12 months treatment with latozinemab N = 10 FTD-GRN participants

Figure 10. Latozinemab treatment decreases Glial Fibrillary Acidic Protein (GFAP) levels towards normal levels in plasma and CSF of asymptomatic FTD-GRN participants enrolled in our Phase 2 trial, suggesting a reduction in astrogliosis.

Figure 11. NfL levels in plasma and CSF are stable over 12 months in latozinemab-treated symptomatic FTD-GRN participants enrolled in our Phase 2 trial.

To provide context for the clinical outcomes observed in the open-label INFRONT-2 trial, a matched control cohort of ten FTD-GRN participants from the GENFI2 consortium was created using the propensity score matching technique. These ten GENFI2 patients were identified based on the CDR® NACC FTLD SB at baseline and further refined by matching based on age, NfL levels, and clinical diagnosis at baseline, all done on a blinded basis without access to longitudinal results.

Using volumetric MRI, we found a greater than 10% reduction in the atrophy rates in favor of the latozinemab treated FTD-GRN patient population for the whole brain and frontotemporal cortex measures, and an approximately 50% reduction in the rate of ventricular enlargement, relative to the matched control GENFI2 cohort of FTD-GRN.

Figure 12. vMRI data suggest slowing of ventricular enlargement and brain atrophy in latozinemab treated FTD-GRN patients enrolled in our Phase 2 trial.

In our Phase 2 trial, we also assessed clinical outcomes using the CDR® plus NACC FTLD-SB scale. The CDR® plus NACC FTLD-SB is the Clinical Dementia Rating Scale plus National Alzheimer’s Coordinating Center frontotemporal lobar degeneration sum of boxes rating scale developed for patients with FTD. Latozinemab treatment was estimated to slow disease progression by 48% in 12 patients at twelve months.

Figure 13. Treatment with latozinemab showed a slowing of clinical progression in FTD-GRN patients enrolled in our Phase 2 trial relative to matched GENFI2 controls. Random Coefficient Model with Repeated Measurements including baseline & all available post-baseline measurements up to 12 months.

In prior clinical trials, latozinemab was well tolerated and demonstrated proof of mechanism. In our Phase 1a trial (n=50) in healthy volunteers, latozinemab was well tolerated. In our Phase 1b portion of the trial (n=14) in FTD-GRN patients, there was a statistically significant increase in PGRN levels relative to baseline when compared to pooled placebo in plasma and in CSF at the prespecified follow-up time point. In addition, results from these

Phase 1 studies showed that latozinemab was generally well tolerated, with no drug-related serious adverse events or dose-limiting adverse events reported in the trial.

Figure 14. Latozinemab restores PGRN levels in symptomatic and asymptomatic FTD-GRN patients back to the normal range as seen in healthy volunteers.

Potential Additional Applications for Our PGRN Program

In order to treat any other neurodegenerative diseases and the broader FTD patient population with latozinemab, we will be required to conduct additional clinical studies to obtain the applicable approvals for that specific patient population. We enrolled an additional genetic subset of FTD patients (FTD-C9orf72) in our open-label Phase 2 clinical trial of latozinemab and may expand to additional indications in the future.

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

Figure 15. Treatment with latozinemab showed a slowing of clinical progression in FTD-C9orf72 patients enrolled in our Phase 2 trial relative to matched ALLFTD controls. ALLFTD - One post-baseline timepoint at approximately 12 months.

Figure 16.Latozinemab treatment decreases GFAP levels towards normal levels in plasma and CSF of FTD-C9orf72 participants enrolled in our Phase 2 trial.

Both decreased progranulin levels and mutations in the chromosome 9 open reading frame 72 (C9orf72) gene are associated with abnormal accumulation of the TAR DNA-binding protein 43 (TDP-43). Excess aggregation of TDP-43 in brain cells is thought to lead to neuronal cell death and is associated with multiple neurodegenerative diseases, including both FTD-C9orf72 and ALS.

In 2021 we initiated a Phase 2 clinical trial evaluating the safety, tolerability, pharmacokinetics and pharmacodynamics of latozinemab in people with ALS who carry a C9orf72 mutation. In preclinical studies using multiple models of acute and chronic neurodegeneration, increasing progranulin levels has been shown in the literature to reverse and be protective against TDP-43 pathology. In light of the evolving ALS landscape, we closed that study to additional enrollment. We and GSK are currently evaluating plans for development of latozinemab in ALS.

Overview of ALS

ALS is a devastating, fatal, progressive neurodegenerative disorder. In ALS, the motor neurons in the brain and spinal cord die, resulting in weakness, muscle atrophy, paralysis and frequently, cognitive impairment, before resulting in death from respiratory failure. Each year, more than 5,000 people in the U.S. are diagnosed with ALS and an estimated 31,000 patients in the U.S. are living with the disease. Mutations within multiple genes, including the C9orf72 gene, are believed to cause the disease. Such mutations can lead to an accumulation of TDP-43 in the cells resulting in neuronal death and an estimated 95% of ALS cases are linked to TDP-43 pathology. Approximately 40-50% of all familial ALS and up to 10% of sporadic ALS cases are attributed to the C9orf72 mutation. Currently approved medications for ALS confer only a modest survival benefit and new treatment options are urgently needed.

AL101 for the Treatment of Alzheimer’s Disease and Parkinson’s Disease

We are developing a second product candidate in our PGRN programs, AL101, a human recombinant monoclonal antibody that also targets SORT1 and is designed to elevate progranulin levels similar to latozinemab. We are developing AL101 to target large chronic neurodegenerative diseases, such as Alzheimer’s disease and Parkinson’s disease.

Polymorphic mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models.

In 2022, we presented interim data from our Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability of single doses of intravenously or subcutaneously administered AL101 in healthy volunteers. AL101 increased progranulin levels in the periphery and the brain persisting for one month. AL101 was found to be well tolerated at all doses administered. We completed enrollment of additional cohorts to test multiple doses of AL101 administered intravenously and subcutaneously. AL101 was well tolerated and increased PGRN levels in plasma and CSF in a dose-dependent manner. In the two multiple dose

(MD) cohorts, 27 healthy volunteers received either AL101 30 mg/kg IV every four weeks (q4w) for a total of four doses [n=11] or AL101 300 mg subcutaneously (SC) every two weeks (q2w) for a total of seven doses [n=13]. Three volunteers received MD IV placebo. AL101 was found to be generally well tolerated following MD IV (q4w) and SC (q2w) administrations. Consistent with previously presented data following single doses, AL101 was measurable in the CSF following multiple IV and SC doses. MD administration of AL101 increased plasma and CSF PGRN levels, with a higher elevation observed in the AL101 30 mg/kg MD IV group than in the AL101 300 mg MD SC group. Multiple IV doses of AL101 at 30 mg/kg increased and maintained the levels of PGRN at approximately 160% to 200% (2.6- to 3-fold) above baseline in plasma and approximately 80% (1.8-fold) above baseline in the CSF. The PK and PD profile of AL101 following single and multiple IV doses support future development in chronic neurodegenerative conditions such as AD and PD.

Figure 17. AL101 treatment increased PGRN levels in healthy volunteers enrolled in our Phase 1 trial.

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

While estimates of the prevalence of Alzheimer’s disease vary, the Alzheimer’s Association estimates that in 2022, there were more than 6.5 million Americans ages 65 and older suffering from Alzheimer’s disease and that number is projected to nearly triple by 2060. Alzheimer’s disease is the sixth leading cause of death in the United States and the fifth-leading cause of death for those ages 65 and older.

In addition to its debilitating effect on patients’ cognition and day-to-day functioning, Alzheimer’s disease places a significant burden on the healthcare system. According to the Alzheimer’s Association, the aggregate cost of care in 2022 for patients with Alzheimer’s disease and other types of dementia in the United States was estimated to be $321 billion, nearly two-thirds of which is borne by the Medicare system. Total payments for health care, long-term care, and hospice care for people with Alzheimer’s and other dementias in the United States are projected to increase to more than $1.1 trillion in 2050.

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

According to the Parkinson’s Foundation, more than 10 million people worldwide are living with Parkinson’s disease. Approximately 90,000 Americans are diagnosed with Parkinson’s disease each year and an estimated 1.2 million Americans will be living with Parkinson’s disease by the year 2030. According to the Parkinson’s Foundation, the combined direct and indirect cost of Parkinson’s, including treatment, social security payments and lost income, is estimated to be nearly $52 billion per year in the United States alone and is estimated to cost approximately $80 billion annually in the United States by 2037.

Our TREM2 Program

TREM2 is a transmembrane receptor protein that is expressed on a subset of innate immune cells and selectively on microglia in the brain. TREM2 on microglia cells is thought to promote improved cell migration to the site of injury, improved cell survival, increased phagocytosis, and increased cell proliferation. Rare individuals with homozygous TREM2 mutations, or mutations on both chromosomal copies, may develop neurodegeneration by the age of 40 with an average lifespan of 10 years following diagnosis. A gene variant in one of the two copies of TREM2 is found to increase the risk of Alzheimer’s disease by three-fold. Not only do mutations in a single copy of TREM2 increase the risk of Alzheimer’s disease significantly, but Alzheimer’s disease patients with TREM2 mutations exhibit an earlier onset of symptoms by three years and an increased rate of brain volume loss compared to individuals without such mutations. Evidence also suggests that a gain of function mutation leading to increased expression of TREM2 confers a protective phenotype against Alzheimer’s disease.

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

There are currently no cures for Alzheimer’s disease. Two therapies directed at the underlying pathology of the disease have been approved by the FDA with evidence of reduction of amyloid beta plaques and potential clinical benefit. Other classes of approved therapies are for symptomatic treatment including, acetylcholinesterase inhibitors and glutamatergic modulators. These drugs are designed to help preserve neuronal communication, but only provide temporary benefit and do not slow or halt neuronal death. In addition, antidepressants and antipsychotics are often prescribed off-label to treat the symptoms of severe Alzheimer’s disease in patients suffering from agitation, aggressive behaviors, psychosis, and depression.

Recent drug candidates under development for Alzheimer’s disease include those focused on blocking synthesis, enhancing clearance or disaggregating misfolded amyloid-beta or tau proteins in the brain, reversing chronic inflammation, and repairing vascular dysfunction, metabolic dysregulation, as well as neurotoxicity. Almost all of these candidates were designed to target just one of the multiple Alzheimer’s disease pathologies, and most of these drug candidates have so far failed to demonstrate significant benefit.

Although amyloid-beta plaques and tau protein in the brain represent physical pathologies of the disease and are believed to cause a loss of neuronal connectivity in the brain and neuronal death, recent scientific data paints a more complex picture. We believe more efficacious therapies will likely require addressing multiple pathologies including those associated with microglial failure.

Our TREM2 Clinical Program

In January 2021, we initiated our Phase 2 trial in Alzheimer’s disease patients in early stages of the disease. The randomized, double-blind, placebo-controlled, dose-ranging, multi-center Phase 2 trial was intended to enroll approximately 265 participants with early AD at up to 90 sites globally, and we now plan to add up to an additional 64 participants in the ongoing INVOKE-2 trial to replace discontinuations, including APOE e4/e4 participants, from the study. The primary endpoint of our Phase 2 trial will measure disease progression utilizing the Clinical Dementia Rating Sum of Boxes (CDR-SB). The trial will also measure multiple fluid and imaging biomarkers, and assess several secondary clinical, pharmacokinetic and pharmacodynamic endpoints, as well as safety to generate data enabling pivotal Phase 3 studies. In January 2023, the first participant from the INVOKE-2 study was enrolled and dosed in an LTE of our Phase 2 clinical trial. We plan to complete INVOKE-2 trial enrollment in the third quarter of 2023, with top-line data expected by the fourth quarter of 2024.

ARIA have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in AD. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. The incidence of ARIA has been shown to increase in AD patients with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. In our INVOKE-2 Phase 2 clinical trial, most ARIA cases were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred almost exclusively in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, consistent with recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations.

In 2019, we completed the Phase 1a portion (n=56) of a clinical trial in healthy volunteers with AL002. AL002 was well tolerated in the single ascending dose part of our Phase 1 trial. In addition, a dose dependent and statistically significant change in both soluble TREM2 (sTREM2) and downstream biomarkers for microglia functionality in CSF were observed upon treatment, indicating both target engagement and proof-of-mechanism in healthy volunteers. Based on the tolerability observed in our Phase 1a healthy volunteer trial, as well as encouraging biomarker data, we initiated the Phase 1b portion of the trial with AL002 in people with Alzheimer’s disease. However, based on the data collected to date in preclinical studies as well as in healthy volunteers, and in alignment with our partner AbbVie, we closed enrollment in the Phase 1b trial, which was impacted by the COVID-19 pandemic, and shifted to initiating our Phase 2 trial. In our Phase 1 clinical trial, AL002 demonstrated tolerability, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers and Alzheimer's disease patients.

Figure 19. In healthy volunteers, a dose dependent decrease in sTREM2 and an increase in CSF-1R, a biomarker of microglial activation was observed in our AL002 Phase 1 clinical trial. CSF samples were taken from the five highest dose cohorts. The data shown are derived from analysis of CSF samples from 34 healthy volunteers (* denotes p<0.05 by T-test, *** denotes p<0.001 by T-test).

Our TREM2 Preclinical Data

AL002 binds to TREM2 on the surface of microglia and is designed to optimize microglial activity through the phosphorylation of Spleen Associated Tyrosine Kinase (Syk). With prominent academic collaborators, we demonstrated that AL002s, an antibody that is functionally similar to AL002 but cross-reacts to the mouse TREM2, can normalize gene expression signature associated with Alzheimer’s disease and reduce pathology in a mouse model of Alzheimer’s disease. Furthermore, AL002c, a form of AL002 with a murine Fc region, was shown to induce microglial proliferation, and amyloid plaque compaction and decrease dystrophic neurites associated with damaged neurons in a severe amyloid mouse model that expresses either the normal or genetic risk variant of the human TREM2.

Figure 20. AL002s statistically significantly improves cognitive deficit in a mouse model of Alzheimer’s disease. (**** indicates p<0.0001 by T-test)

Our MS4A Program

MS4A is among the most prominent genetic risk loci for late-onset Alzheimer’s disease. Risk variants of the MS4A locus are associated with an increase in the prevalence of Alzheimer’s disease and a decrease in the age of onset. MS4A gene family members encode a transmembrane receptor protein that is expressed selectively in microglia in the brain and is associated with control of microglia functionality and potentially with microglia viability. Our AL044 product candidate was designed to counteract the risk variants of the MS4A gene family and to functionally convert the risk variants of the MS4A gene family to the protective variant. In September 2022, we commenced our first-in-human Phase 1 trial of AL044, with the intention of developing that candidate in Alzheimer’s disease and potential orphan indications. Based on initial PK and tolerability data, we decided to close the trial. We are actively pursuing a back-up MS4A program to develop an IND-ready candidate with a potentially improved dosing and tolerability profile.

Alector's Emerging Innate Immuno-oncology Pipeline

Immuno-oncology

We are also expanding our discovery platform to other indications, such as the field of immuno-oncology. We believe that products focused on innate immune biology will complement and expand the efficacy of current immuno-oncology drugs that target the adaptive immune system. Microglia display similar gene expression and function to the cells of the peripheral, or non-brain, innate immune system. These peripheral innate immune cells such as macrophages, monocytes, NK cells, and others, likely play a significant role in multiple chronic diseases including cancer, inflammation, and autoimmune disorders. We are leveraging our expertise in the innate immune system to develop additional innate immune checkpoint focused programs, including programs targeting the SIRP protein family and the Siglec protein family, for peripheral disorders, particularly cancer.

Figure 21. Neurodegeneration and cancer converge at the innate immune system. We believe substantial functional overlap exists between tumor associated macrophages and microglia.

AL009, Our Multi Siglec Program

AL009, is one of our innate immuno-oncology product candidates. AL009 is a multi Siglec inhibitor that is designed to enhance both the innate and adaptive immune system response to tumors by blocking a critical glycan checkpoint pathway that drives immune suppression. AL009 is a targeted sialic acid trap that is designed to interrupt Siglec inhibitory signals preferentially on innate immune cells in order to confer therapeutic benefit in oncology indications. We continue to conduct preclinical studies and technical activities on AL009. We own worldwide rights to AL009.

AL008, Our SIRP-alpha Program

AL008 is a monoclonal antibody that inhibits SIRP-alpha. AL008's dual mechanism of action non-competitively antagonizes the CD47-SIRP-alpha pathway by inducing the internalization and degradation of the inhibitory receptor on macrophages to relieve immune suppression (shut down "don't eat me signal") while also engaging Fc gamma receptors to promote immuno-stimulatory pathways that drive anti-tumor immunity. By targeting the SIRP-alpha receptor, which is primarily expressed on myeloid cells, we believe AL008 may be able to avoid the antigen sink and on-target clinical adverse effects observed with certain CD47-targeting agents. Furthermore, AL008 is designed to bind selectively to SIRP-alpha without cross-reacting to other SIRP family members, such as SIRP-gamma. This specificity allows AL008 to antagonize the inhibitory CD47-SIRP-alpha pathway while preserving the T cell-activating CD47-SIRP-gamma pathway. We entered into a licensing agreement with Innovent in 2020, under which Innovent would develop and commercialize AL008 in China, while Alector would retain development and commercialization rights in the rest of the world. Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector is in the process of obtaining relevant materials and information from Innovent. Alector plans to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S.

Combination Therapies

Our therapies are also likely to act in conjunction with each other or with other experimental drugs that are designed to remove pathological proteins. Therapies such as antibodies against amyloid-beta, tau filaments or misfolded alpha-synuclein protein are designed to tag the pathological proteins and recruit microglia to dispose of the drug/pathological protein complex. Aging microglia are less likely to perform this function effectively, and our immuno-neurology therapies could ameliorate this deficiency. We intend to explore various combination strategies in preclinical models and will, in the future, consider moving this strategy into the clinic based upon results from preclinical models.

Strategic Alliance with GSK

Overview

In July 2021, we entered into a Collaboration and License Agreement with GSK, pursuant to which we and GSK will collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101. The GSK Agreement became effective on August 17, 2021.

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments. In the United States, the parties will equally share profits and losses from commercialization of latozinemab and AL101. Outside of the United States, we will be eligible for double-digit tiered royalties.

The parties will jointly develop latozinemab and AL101, with GSK conducting Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Development costs will be shared 60% by GSK and 40% by us, except that we will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

In the United States, the parties will be jointly responsible for commercialization of latozinemab and AL101, with us leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, GSK will be solely responsible for commercialization of latozinemab and AL101 for all indications. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product and the Company will receive tiered royalties on net sales in the United States instead of a share of profits or losses. GSK may terminate the agreement with 180 days' notice at any time, but the Company does not need to repay any portion of the payments received.

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

Under the AbbVie Agreement, we granted AbbVie an exclusive option to global development and commercialization for our TREM2 and SIGLEC 3 programs. The terms of the AbbVie Agreement included initial upfront payments of $205.0 million and $20.0 million from the sale of shares of our stock. We are responsible for the design and execution of Phase 1 and Phase 2 studies, taking advantage of our significant in-house expertise in running clinical trials in Alzheimer’s disease. In June 2022, AbbVie provided notice of termination with respect to the SIGLEC 3 program. In February 2023, we and AbbVie amended the AbbVie agreement, which will result in our receiving a $17.8 million milestone payment for the dosing of the first patient in a long-term extension study. If AbbVie exercises its option for the TREM2 program, we will receive $250.0 million. Additionally, under the terms of the AbbVie Agreement, we will be eligible to earn up to an additional $225 million in milestone payments related to the regulatory approval for up to three indications. Following AbbVie’s option exercise for the TREM2 program, we may opt out of sharing in development costs and profits or and instead receive a tiered royalty on sales of products. Following AbbVie's exercise of an option for the TREM2 program, AbbVie would be responsible for certain development activities and global commercialization, taking advantage of its global clinical trial expertise and commercialization networks. Through this partnership, we aim to leverage the strengths of both organizations efficiently to best achieve the desired outcome.

Exercise of options. AbbVie may exercise its option for the TREM2 program at any time until the expiration of the option term. The option term ends following a fixed period after AbbVie’s receipt of the data package after completion of Phase 2 clinical trials that includes certain information relating to the TREM2 program’s research and development activities. If AbbVie fails to exercise its option during the option term for a product candidate, we will retain all rights to the TREM2 program. If AbbVie exercises its option for the TREM2 program, then AbbVie will lead development and commercialization activities worldwide. Once AbbVie opts in with respect to a given product candidate, AbbVie must use commercially reasonable efforts to develop and commercialize the corresponding product globally.

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

Intellectual Property. Ownership of intellectual property created in connection with the AbbVie Agreement is generally determined on the basis of inventorship. Generally, each party has the first right to prosecute and maintain its own patents. We generally have the first right to prosecute and maintain joint patents prior to AbbVie’s exercise of its option for the program relating to such patent, and AbbVie has the right following its exercise of such option. AbbVie has the first right to prosecute any infringement of jointly held patents developed under the AbbVie Agreement and our patents that are licensed under the AbbVie Agreement. Additionally, AbbVie has the sole right to prosecute its own patents. AbbVie has the first right to defend against claims that a product developed under the TREM2 program that are the subject of the AbbVie Agreement infringe third-party intellectual property rights.

Term and Termination. At any point during the term of the AbbVie Agreement, including during the research, development, and clinical trial process, AbbVie can terminate the AbbVie Agreement in its entirety, or with respect to TREM2 program under the AbbVie Agreement, for convenience. In that event, all rights related to the TREM2 program revert to us. Additionally, AbbVie or we can terminate the AbbVie Agreement in connection with a material breach of the AbbVie Agreement by the other party that remains uncured for a specified period of time.

Adimab Collaboration Agreements

Overview – 2014 Adimab Collaboration Agreement (2014 Adimab Agreement)

In 2014, we entered into the 2014 Adimab Collaboration Agreement (the 2014 Adimab Agreement). Under the 2014 Adimab Agreement, we are required to fund, and we and Adimab LLC (Adimab) are required to use commercially reasonable efforts to conduct, certain research to discover and optimize antibodies directed against targets selected by us. We are developing antibodies discovered by Adimab in our latozinemab and AL101 product candidates, and we are developing an antibody optimized by Adimab in our AL002 product candidate.

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

Overview—2019 Adimab Collaboration Agreement (2019 Adimab Agreement)

In 2019, we entered into another Adimab collaboration agreement (the 2019 Adimab Agreement). Under the 2019 Adimab Agreement, we are required to fund, and we and Adimab are required to use commercially reasonable efforts to conduct, certain research to discover and optimize antibodies directed against targets selected by us. We have not yet identified any research programs under the 2019 Adimab Agreement.

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

Overview—2021 Adimab Collaboration Agreement (2021 Adimab Agreement)

In 2021, we entered into another Adimab collaboration agreement (the 2021 Adimab Agreement). Under the 2021 Adimab Agreement, we were required to fund antibody engineering research programs with respect to targets selected by us. The 2021 Adimab Agreement also granted us an exclusive option to obtain a specified number of engineered sequences discovered or optimized by Adimab and directed against the targets that we selected. We selected one target, which was the subject of a research program conducted by the parties. We did not exercise our option to obtain any engineered sequences in connection with that research program, and we did not nominate any additional targets for additional research programs. The 2021 Adimab Agreement expired at the end of the option period for the research program that was conducted.

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

We do not have long-term supply agreements and we purchase our required drug product through development manufacturing services agreement. We expect to continue to rely on third-party manufacturers or our collaboration partners for the commercial supply of any of our product candidates for which we obtain marketing approval. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

As of December 31, 2022, our patent portfolio contains over 50 families, which include 42 issued patents and over 500 pending patent applications that are directed to over 20 different targets and/or technologies and that are solely owned or we have rights to exclusive licenses by us. For our product candidates, we generally pursue multilayered patent protection covering the composition of matter based on binding epitopes of the product candidates on the target protein, functional characteristics of the product candidates, degenerative sequence of the product candidates, and/or specific sequence of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, nucleic acids, formulations, and methods of use of the product candidates. The method of use claims further include claims directed to patient selection criteria, biomarkers, disease subgroups, pharmacodynamic and clinical end-points, and dosage regimes. As further described below, we intend to strengthen the patent protection of our product candidates and technologies through additional patent application filings.

PGRN Programs

We own six patent families directed to our PGRN programs, latozinemab and AL101, which include seven issued U.S. patents, covering the compositions and uses of our PGRN program product candidates. The first two patent families are expected to expire in 2036, the third patent family is expected to expire in 2039, the fourth patent family is expected to expire in 2040, the fifth patent family is expected to expire in 2041, and the sixth patent family is expected to expire in 2042, in all cases excluding any patent term adjustments and any patent term extensions.

TREM2 Program

We own seven patent families directed to the TREM2 program, which include two issued U.S. patents, covering the compositions and uses of our TREM2 program product candidates. The first patent family is expected to expire in 2035, the second patent family is expected to expire in 2036, the third patent family is expected to expire in 2038, the fourth patent family is expected to expire in 2040, the fifth and sixth patent families are expected to expire in 2041, and the seventh patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for the U.S. provisional patent application, is expected to expire in 2043, in all cases excluding any patent term adjustments and any patent term extensions.

MS4A Program

We own two patent families directed to the MS4A program covering the compositions and uses of our potential MS4A program product candidates. The first patent family is expected to expire in 2039 and the second patent family is expected to expire in 2040.

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

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Some of the pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including FTD, Alzheimer’s disease, Parkinson’s disease, and ALS, include large companies with significant financial resources, such as Biogen, Eli Lilly, Merck and Roche Holding AG. Some of these companies are pursuing product candidates for the same or similar indications to ours and in some cases acting on the same targets or through comparable mechanisms of action. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, time to market, level of promotional activity and intellectual property protection.

We anticipate our product candidates will compete with therapies approved for treating the symptoms of neurodegenerative diseases and therapies approved or currently in clinical studies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions.

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

Regulatory requirements for approval of therapies for the treatment of neurodegenerative diseases are evolving. For example, two new agents, aducanumab and lecanemab, recently received accelerated approval from the FDA based on a surrogate endpoint, the reduction of amyloid beta plaque in the brain. Under the FDA’s accelerated approval pathway, a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients may serve as the basis for an accelerated approval, subject to subsequent confirmatory studies. By contrast, the FDA declined to grant accelerated approval for another product, donanemab, in AD, based on an insufficient number of patients with at least 12 months of drug exposure. FDA also recently granted accelerated approval for sodium phenylbutyrate/taurursodiol for treatment of ALS, based on efficacy data from a single 24-week Phase 2 study. The FDA advisory committee that voted in favor of approval was presented with survival data for the drug in that Phase 2 study as well as biomarker data from the drug in a separate Phase 2 AD study. In addition, a recent publication of disease progression models for genetically inherited forms of FTD, including FTD-GRN, may help inform the design of clinical trials for such forms of FTD based on more accurate estimations of sample size and the potential use of biomarkers as surrogate endpoints to reduce sample size. We are evaluating the applicability of these developments to our clinical programs, and based on that evaluation, we may engage with regulatory authorities to discuss the approval paths for our product candidates.

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

Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s 2023 fee schedule for prescription drug user fees, which became effective on October 1, 2022, and will remain in effect through September 30, 2023, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $3.2 million. PDUFA also imposes an annual program fee for each marketed human drug or biologic ($369,413 in 2022) and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity, if FDA revokes the orphan drug designation, or if FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab and AL101 for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication for which it has not been granted orphan drug designation, it will not have orphan drug exclusivity in that non-orphan indication. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

In litigation in 2021, a court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire designated disease or condition. This appellate court decision created uncertainty in the application of orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the applicable court ruling. The FDA intends to continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that has not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.

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
o
the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;
o
the condition or conditions of use prescribed, recommended or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;
o
the route of administration, the dosage form and the strength of the proposed biosimilar product are the same as those for the reference product; and
o
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

The FDA intends to consider the totality of the evidence provided by a sponsor to support a demonstration of biosimilarity and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity, or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity, and potency.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Name	Affiliated Entity

Adam Boxer, M.D., Ph.D.	Department of Neurology at University of California, San Francisco
Aaron Gitler, Ph.D.	Department of Genetics at Stanford University
Stephen Hauser, M.D.	Department of Neurology at University of California, San Francisco
Michael Heneka, M.D.	Luxembourg Centre for Systems Biomedicine at University of Luxembourg
Martin Kampmann, Ph.D.	Department of Biochemistry and Biophysics, University of California, San Francisco Weill Institute for Neurosciences
Lewis Lanier, Ph.D.	Department of Microbiology and Immunology at University of California, San Francisco
Liqun Luo, Ph.D.	National Academy of Sciences and Department of Biology at Stanford University
Richard Scheller, Ph.D.	National Academy of Sciences and National Institute of Medicine
Thomas Christian Südhof, M.D., Ph.D.	Departments of Molecular and Cellular Physiology and Neurosurgery at Stanford University
Robert Vassar, Ph.D.	Department of Neurology at Northwestern University
Berislav Zlokovic, M.D., Ph.D.	Department of Physiology and Neuroscience at University of Southern California

Employees and Human Capital

As of December 31, 2022, we had 273 full-time employees, over 78% of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. Over the last several years, the employment market in the United States has been subject to a competitive hiring and compensation environment, which in turn, has led to certain employee attrition.

In response to the COVID-19 pandemic and subsequent variants, we focused our health and safety efforts on protecting our employees and their families. We implemented changes that we determined were in the best interest of our employees and the communities in which we operate, and which are aligned with guidance from the Centers for Disease Control and Prevention and in compliance with applicable state and local regulations. This includes having some of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

Channels for Disclosure of Information

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.alector.com), SEC filings, webcasts, press releases, corporate decks provided on our website, and conference calls. We use these mediums, including our website, to communicate with our members and the public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage our investors and others interested in our company to review the information that we make available on our website.

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
•
We may not be successful in our efforts to carry out our obligations under our collaborations for our product development and research programs; for instance, without limitation, failure to complete in a timely manner or at all our contractual obligations to GSK and AbbVie.
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
•
Our operations and financial results could continue to be adversely impacted by the COVID-19 pandemic, including the effects of subsequent variants, in the United States and the rest of the world, including potential supply chain issues and concerns.
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

We are a clinical stage biopharmaceutical company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson’s disease, and ALS, as well as oncology therapeutics that focus on innate immune biology. We commenced operations in May 2013. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab, are in Phase 2 clinical trial for one product candidate, AL002, and we have completed a Phase 1 clinical trial for AL101. We decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. In addition, AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $133.3 million, $36.3 million, and $190.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $579.7 million.

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
•
addressing impacts on our clinical trials resulting from factors related to the effects of the COVID-19 pandemic and subsequent variants;
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

To date, clinical development of two of our product candidates has been terminated. AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $712.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our projected operations through 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of a rising rate of inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of the COVID-19 pandemic and geopolitical events, including the Russian invasion of Ukraine, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced a significant downturn over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may be unfavorable terms, including interest rates and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us.

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

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector is in the process of obtaining relevant materials and information from Innovent. Alector plans to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic and any applicable regulatory requirements that would need to be met to enable its use.

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

We are in the clinical stages of development of many of the product candidates currently in our programs. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs and product candidates, and provide general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. For example, after completing the Phase 1 trial for AL003 and reviewing the collaboration program with us, AbbVie decided to terminate the CD33 collaboration program, under which AL003 was being developed.

We may not be successful in our efforts to further develop our current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Most of our product candidates are in the early stages of development and all will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We have never completed a clinical development program. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab, are in Phase 2 clinical development for one product candidate, AL002, and we have completed a Phase 1 clinical trial for AL101. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For any product candidates we have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion.

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

We do not have any products approved for commercial sale and have not generated any revenue from product sales.

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

We have focused a substantial portion of our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are limited currently approved therapeutic options available for patients with FTD, Alzheimer’s disease, Parkinson’s disease, ALS, and other neurodegenerative diseases. Our future success is highly dependent on the successful development of our product candidates for treating neurodegenerative diseases. Developing product candidates and, if approved, commercializing our products for treatment of neurodegenerative diseases subjects us to a number of challenges, including obtaining disease modifying activity and efficacious dose in target tissue and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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
•
delays in obtaining required IRB/EC approval at each clinical trial site;
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

For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program~~,~~ under which AL003 was being developed. Additionally, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector is in the process of obtaining relevant materials and information from Innovent. Alector plans to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S. Furthermore, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data.

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials have been, and may continue to be, delayed or limited due to the effects of the COVID-19 pandemic and subsequent variants. In addition, if additional COVID-19 concerns or restrictions arise, including as a result of any new COVID-19 variants, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to additional limitations on travel new physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. While the impact of the COVID-19 pandemic is lessening, the effects resulting from the COVID-19 pandemic and subsequent variants could continue to delay or prevent the anticipated readouts from our clinical trials.

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

For example, in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, cases of ARIA have been observed. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. The incidence of ARIA has been shown to increase in AD patients with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. In our INVOKE-2 Phase 2 clinical trial, most ARIA cases were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred almost exclusively in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, consistent with recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations.

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

The COVID-19 pandemic, including recent variants that spread throughout the world, has adversely impacted global commercial activity. While the impact of the COVID-19 pandemic is lessening, such events have contributed to significant volatility and instability in financial markets, including a rising rate of inflation. The COVID-19 pandemic and government responses created disruption in global supply chains and adversely impacted many industries. The pandemic could have a continued material adverse impact on economic and market conditions, including a continued rapid increase in inflation rates, and lead to a further extended period of global economic slowdown. We continue to monitor the impact of the COVID-19 pandemic closely. The extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain.

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
•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to new limitations on travel imposed or recommended by federal or state governments, employers and others;
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

We may be required to develop, implement, and maintain additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may delay our anticipated timelines for clinical studies and regulatory approval and increase our costs for clinical studies. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In 2020 and 2021, the FDA issued guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities; and manufacturing, supply chain, and drug and biological product inspections, among others. In light of the spread of COVID-19 variants, the FDA, EMA, and comparable foreign regulators may issue additional guidance and policies that may materially impact our business and clinical development timelines. Further changes to existing policies and regulations could increase our compliance costs or delay our clinical plans. To the extent our clinical studies are delayed or data from our clinical studies become compromised due to COVID-19 related factors, we may be required to expend additional resources to conduct additional studies and/or enroll more participants, which could adversely affect our business operations and delay regulatory approval.

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

The spread of COVID-19 and its subsequent variants has caused us to modify our business practices including by employing more remote workers and operating under hybrid work model. In addition, we may take actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners, and suppliers. Many of our employees continue to work remotely. Our ability to perform critical functions could be harmed. We may incur incremental expenses in connection with travel for remote employees, which we will continue to monitor; such expenses could adversely impact our results of operations.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS, as well as for the treatment of cancer. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in January 2023, FDA approved lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzeimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Eisai has also filed marketing authorization applications in Japan and Europe. Additionally, in July 2022, Biogen announced that the FDA accepted a NDA for tofersen, an drug for ALS associated with mutations in superoxide dismutase 1 (SOD1), and in September 2022, Amylyx Pharmaceuticals, Inc. announced that the FDA approved RELYVRIO™ (sodium phenylbutyrate and taurursodiol) for the treatment of adults with ALS. Other competitors are pursuing product candidates that act on the same targets or through comparable mechanisms of action.

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

The processes involved in manufacturing our product candidates are complex, expensive, highly-regulated, and subject to multiple risks. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;
•
we may be unable to demonstrate to the FDA, EMA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio, on its own or when compared to the standard of care, is acceptable;
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

ARIA have been observed in our ongoing INVOKE-2 Phase 2 clinical trial in AD. ARIA are MRI findings suggestive of vasogenic edema or hemosiderin deposits. The incidence of ARIA has been shown to increase in AD patients with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. In our INVOKE-2 Phase 2 clinical trial, most ARIA cases were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred almost exclusively in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, consistent with recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations.

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

We currently are and may continue in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe, Latin America, Asia or Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, as regulatory authorities in different jurisdictions may impose different requirements for approval, including requirements with respect to trial design or trial diversity. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could result in additional regulatory requirements that would need to be met to enable its use.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity, if FDA revokes the orphan drug designation, or if FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab and AL101 for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period.

As discussed above, in litigation in 2021, a court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire designated disease or condition. This appellate court decision created uncertainty in the application of orphan drug exclusivity. In January, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the applicable court ruling. The FDA intends to continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that has not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.

We have received Fast Track designation from the FDA for latozinemab and AL101 for the treatment of patients with FTD carrying specific genetic mutation in the granulin gene, but we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

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

Further, in April 2022, CMS released a national policy for coverage of aducanumab and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease. CMS reiterated this policy in January 2023 in connection with the approval of lecanemab. According to the two-part National Coverage Determination (NCD), Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA when furnished in accordance with the coverage criteria specified below under coverage with evidence development. CMS will also provide enhanced access and coverage for Medicare patients participating in CMS-approved studies, such as a data collection through routine clinical practice or registries. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. Current and future CMS coverage restrictions on classes of drugs that encompass our product candidates could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

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

•
the demand for our product, if we obtain regulatory approval;
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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that may impact our operations include the following:

•
Among other things the federal Anti-Kickback Statute, prohibits, persons from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our arrangements with AbbVie, GSK, and Adimab.

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

Collaborations involving our research programs, or any product candidates we may develop, pose risks to us including the following:

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
•
collaborations may require us to share in development and commercialization costs pursuant to budgets that we do not fully control, and our failure to share in such costs could have a detrimental impact on the collaboration or our ability to share in revenue generated under the collaboration and;
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, Innovent will not be conducting the AL008 first in human studies in China, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector is in the process of obtaining relevant materials and information from Innovent. Alector plans to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S.

We may face significant competition in seeking appropriate collaborations. For example business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies, clinical trials, and for commercialization of any product candidates that we may develop. Additionally, GSK, and AbbVie, have certain product manufacturing rights under their respective agreements. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs, for the manufacture of each of our product candidates, as well as with GSK~~,~~ and

AbbVie, for latozinemab and AL101~~,~~ and for AL002, respectively. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with rights to exclude others for sufficient period of time from commercializing products similar or identical to ours.

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

We rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates, and development and commercialization of our product candidates are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement with Adimab. Under the 2014 Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our latozinemab and AL101 product candidates, and we are developing an antibody optimized by Adimab in our AL002 product candidate. In August 2019, we entered into a new collaboration agreement with Adimab for development of antibodies for use in future programs. In 2021, we entered into another collaboration agreement with Adimab, which grants us an exclusive option to obtain a specified number of engineered sequences~~.~~ discovered or optimized by Adimab and directed against targets that we select. Additionally, in October 2017, we entered into an agreement with AbbVie to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of the progranulin-elevating monoclonal antibodies, latozinemab and AL101.

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

We cannot be certain that patents and patent applications as to which preparation, filing, prosecution, maintenance, enforcement, or defense are controlled by our collaborators will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our collaborators fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, our rights as to such patents may be reduced or eliminated, our right to develop and commercialize any of our product candidates that are subject of such rights could be adversely affected, and we may have a reduced ability to prevent competitors from making, using, and selling competing products. In addition, even where we have the right to control prosecution of patent applications we have licensed to and from collaborators, we may still be adversely affected or prejudiced by actions or inactions of our collaborators that took place prior to the date upon which we assumed control over patent prosecution.

Furthermore, our or our collaborators’ patents may be subject to a reservation of rights by one or more third parties. For example, we received an award from the National Institute of Health in support of our research into the production and characterization of novel therapeutic antibodies against the neurotrophic factor PGRN degrading receptor SORT1. As a result, the U.S. government may have certain rights to resulting intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of the government funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in facilities in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates or other technologies infringes upon these patents. In the event that any third~~-~~party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable, and infringed by our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to manufacture or commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, or to defend against allegations of patent infringement, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent in which we have an interest is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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
•
our future licensors or collaborators, might not have been the first to invent the claimed inventions covered by the issued patents or pending patent applications that we license in the future;

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our leadership, including our Chief Executive Officer, Dr. Arnon Rosenthal. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to either find suitable replacements in the event of such loss or to attract senior management personnel to fill open positions, especially in light of a highly competitive hiring and wage environment, could result in delays in the development of our product candidates and harm our business.

We conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, especially in light of recent competitive hiring and wage environment, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region and doing so may be costly and difficult.

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

We will need to effectively manage the size and capabilities of our organization.

As of December 31, 2022, we had 273 full-time employees. As our development plans and strategies develop, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

We have engaged in strategic collaborations in the past, such as our strategic collaborations with AbbVie, Innovent and GSK, and we may engage in various acquisitions, collaborations, and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition, collaboration, or strategic partnership may entail numerous risks, including:

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work as a result of, or after, the COVID-19 pandemic, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators and CROs for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

Business disruptions, including as a result of global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political unrest, including the Russia-Ukraine conflict and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption.

The majority of our operations including our corporate headquarters are located in a facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development, or research facilities due to fire, natural disaster, global pandemics, power loss, communications failure, unauthorized entry, earthquakes or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

Our business is subject to economic, political, regulatory, and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. Some of our CDMOs and clinical trial sites, for example are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of December 31, 2022, we had federal and state net operating loss (NOL) carryforwards of approximately $40.3 million and $203.5 million, respectively. Federal NOL carryforwards have an indefinite life and deductions cannot exceed 80% of taxable income. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of our initial public offering in February 2019 and follow-on public offering in January 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. In addition, the enacted legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the TCJA), as amended by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), also provides that NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2022. Our NOLs may also be subject to limitations under state law.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the TCJA went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years for domestic costs and 15 years for foreign costs. The Company is currently evaluating the potential impact. Also, the United States recently enacted the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks. Changes in tax laws (including provisions of the Inflation Reduction Act), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively or materially affect our financial position, cash flows and results of operations.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We plan to file an omnibus shelf registration statement on Form S-3 with the SEC, which, upon becoming effective, will permit us to issue up to $400 million in common stock, other equity securities and/or debt securities. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 50.2 percentage of our outstanding common stock as of February 21, 2023. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 6.5% for the 12 months ended December 31, 2022. If the inflation rate continues to increase, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease approximately 105,000 square feet of office and laboratory space. The term of the lease agreement expires in May 2029, with an option to extend the term of the lease for an additional 10 years. The lease agreement also provides us a right of first offer to expand into available office space in the building. We subleased approximately 7,132 square feet of our corporate headquarters in November 2021 with a lease term that expired in December 2022. Additionally, we subleased approximately 13,150 square feet of our corporate headquarters in May 2022 with a lease term that will expire in November 2023. We also subleased approximately 9,275 square feet of our corporate headquarters in February 2023 with a lease term that will expire in January 2025. We lease approximately 18,700 square feet of additional office and laboratory space in Newark, California. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of February 21, 2023, there were approximately 7 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 7, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2022. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 immune system targets. Three product candidates, latozinemab (also referred to as AL001), AL002, and AL101 are in clinical development, and we continue to develop our research pipeline, including AL009 and AL008. We recently completed a prioritization review, focusing our development resources on our progranulin and TREM2 programs and extending our cash runway through 2025. We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, GSK and AbbVie.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $133.3 million, $36.3 million, and $190.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $579.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $491.6 million as of December 31, 2022, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial, INFRONT-3, which has an ongoing Phase 2 clinical trial; AL002, which is being studied in a Phase 2 clinical trial; and AL101, for which we have completed a Phase 1 clinical trial. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Dollar
	2022	2021	Change
	(In thousands)
Collaboration revenue	$133,617	$207,085	$(73,468)
Operating expenses:
Research and development	210,418	189,407	21,011
General and administrative	61,033	55,038	5,995
Total operating expenses	271,451	244,445	27,006
Loss from operations	(137,834)	(37,360)	(100,474)
Other income, net	7,778	1,031	6,747
Loss before income taxes	(130,056)	(36,329)	(93,727)
Income tax expense	3,254	—	3,254
Net loss	$(133,310)	$(36,329)	$(96,981)

Revenue

Collaboration revenue was $133.6 million for the year ended December 31, 2022, compared to $207.1 million for the year ended December 31, 2021. The decrease of $73.4 million was mostly due to the $173.4 million collaboration revenue recognized from the latozinemab FTD-GRN license provided as part of the GSK Agreement in 2021. This was offset by a $55.8 million net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program. The decrease was also offset by $44.2 million higher revenue for GSK programs recognized over the initial Phase 2 clinical trials.

Research and Development Expenses

Research and development expenses were $210.4 million for the year ended December 31, 2022, compared to $189.4 million for the year ended December 31, 2021. The increase of $21.0 million was driven by a $17.5 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. In addition, we had an $8.9 million increase for AL002 as it further progresses in clinical trials and a $5.9 million increase in facilities and other unallocated research and development expenses from additional rent expense, headcount, and other overhead costs. This was offset by a $9.6 million decrease in latozinemab mainly due to the cost sharing agreement with GSK.

	Year Ended December 31,		Dollar
	2022	2021	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$22,118	$31,689	$(9,571)
AL101	7,751	6,728	1,023
AL002	34,805	25,941	8,864
AL044	7,546	9,935	(2,389)
Other early stage programs	37,385	37,740	(355)
Indirect research and development expenses
Personnel related (including stock-based compensation)	76,063	58,519	17,544
Facilities and other unallocated research and development expenses	24,750	18,855	5,895
Total research and development expenses	$210,418	$189,407	$21,011

General and Administrative Expenses

General and administrative expenses were $61.0 million for the year ended December 31, 2022, compared to $55.0 million for the year ended December 31, 2021. The increase of $6.0 million was driven by a $4.9 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount and issuance of equity grants to employees. We also had an increase of $1.1 million mainly related to information technology to support our growth.

Other Income, Net

Other income, net was $7.8 million for the year ended December 31, 2022, compared to $1.0 million for the year ended December 31, 2021. The increase of $6.7 million was due to higher investment yields on our marketable securities compared to the prior year.

Income Tax Expense

Income tax expense was $3.3 million for the year ended December 31, 2022, compared to zero for the year ended December 31, 2021. Beginning January 1, 2022, the TCJA requires taxpayers to capitalize and amortize research and development expenses rather than take an immediate deduction pursuant to Section 174 of the Internal Revenue Code. The increase of $3.3 million was primarily due to the impact of this new law on the cash received from the GSK Agreement.

Liquidity and Capital Resources

Since our inception through December 31, 2022, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of December 31, 2022, we had $712.9 million of cash, cash equivalents, and marketable securities. As of December 31, 2022, we had an accumulated deficit of $579.7 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements through 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash provided by (used in) operating activities	$(20,329)	$298,551	$(166,734)
Cash used in investing activities	(159,014)	(49,663)	(105,051)
Cash provided by financing activities	4,514	30,295	232,113

Operating Activities

For the year ended December 31, 2022, cash used in operating activities was $20.3 million. This was due to the net loss of $133.3 million offset by an increase in deferred revenue of $66.4 million from the $200 million upfront payment received less revenue recognized. In addition, we had non-cash charges of $46.1 million for stock-based compensation.

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

Investing Activities

For the year ended December 31, 2022, cash used in investing activities of $159.0 million was primarily related to the maturities of marketable securities of $402.0 million offset by purchases of marketable securities of $556.9 million.

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

Financing Activities

For the year ended December 31, 2022, cash provided by financing activities of $4.5 million was primarily from the exercise of options to purchase common stock.

For the year ended December 31, 2021, cash provided by financing activities of $30.3 million was primarily from the exercise of options to purchase common stock.

For the year ended December 31, 2020, cash provided by financing activities of $232.1 million was primarily from net proceeds of the issuance of 9,602,500 shares of our common stock upon the completion of a follow-on public offering. In addition, we received $6.3 million cash from the exercise of options to purchase common stock

Critical Accounting Policies and Estimates

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2022, we recorded a net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program.

Accrued Research and Development Expenses

We record accrued expenses for estimated preclinical study and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions, CROs in connection with clinical studies, investigative sites in connection with clinical studies, vendors in connection with preclinical development activities, and contract manufacturing organizations in connection with the production of materials for clinical trials. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

Stock-based Compensation

Stock-based compensation is measured at the date of grant, based on the estimated fair value of the award and recognized as expense over the employee’s requisite service period (usually the vesting period). We estimate the grant date fair value for options to purchase common stock, and the resulting stock-based compensation, using the Black-Scholes option-pricing model.

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

We had cash, cash equivalents, and marketable securities of $712.9 million as of December 31, 2022, which consisted primarily of bank deposits, money market funds, and short-term government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.6 million as of December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data.

ALECTOR, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alector, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition

Description of the Matter

The Company recorded collaboration revenue of $133.6 million for the year ended December 31, 2022. As described in Note 2, collaboration revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. In order to recognize collaboration revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations. Revenues are recognized as the program costs are incurred.

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

San Mateo, California

February 28, 2023

ALECTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$154,323	$329,152
Marketable securities	558,528	406,099
Receivable from collaboration partner	2,587	7,391
Prepaid expenses and other current assets	10,997	7,071
Total current assets	726,435	749,713
Property and equipment, net	25,521	27,330
Operating lease right-of-use assets	27,811	30,569
Restricted cash	1,472	1,472
Other assets	6,409	5,574
Total assets	$787,648	$814,658
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,189	$4,749
Accrued clinical supply costs	5,559	8,748
Accrued liabilities	27,771	27,460
Deferred revenue, current portion	48,231	90,803
Operating lease liabilities, current portion	8,059	7,795
Total current liabilities	93,809	139,555
Deferred revenue, long-term portion	443,370	334,415
Operating lease liabilities, long-term portion	35,268	39,806
Other long-term liabilities	759	158
Total liabilities	573,206	513,934
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 82,895,718 and 81,986,192 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	798,696	748,036
Accumulated other comprehensive loss	(4,575)	(943)
Accumulated deficit	(579,687)	(446,377)
Total stockholders' equity	214,442	300,724
Total liabilities and stockholders' equity	$787,648	$814,658

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$133,617	$207,085	$21,098
Operating expenses:
Research and development	210,418	189,407	156,869
General and administrative	61,033	55,038	59,403
Total operating expenses	271,451	244,445	216,272
Loss from operations	(137,834)	(37,360)	(195,174)
Other income, net	7,778	1,031	4,946
Loss before income taxes	(130,056)	(36,329)	(190,228)
Income tax expense	3,254	—	—
Net loss	(133,310)	(36,329)	(190,228)
Unrealized gain (loss) on marketable securities	(3,632)	(1,557)	472
Comprehensive loss	$(136,942)	$(37,886)	$(189,756)
Net loss per share, basic and diluted	$(1.62)	$(0.45)	$(2.45)
Shares used in computing net loss per share, basic and diluted	82,467,587	80,416,936	77,758,806

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2019	69,052,873	$7	$414,414	$142	$(219,820)	$194,743
Issuance of common stock upon follow-on public offering, net of issuance costs of $1,148	9,602,500	1	224,510	—	—	224,511
Exercise of stock options	655,772	—	6,331	—	—	6,331
Purchase of common stock under employee stock purchase plan	86,870	—	1,179	—	—	1,179
Forfeiture of restricted common stock	(81,754)	—	—	—	—	—
Stock-based compensation	—	—	30,522	—	—	30,522
Unrealized gain on marketable securities	—	—	—	472	—	472
Net loss	—	—	—	—	(190,228)	(190,228)
Balance — December 31, 2020	79,316,261	8	676,956	614	(410,048)	267,530
Exercise of stock options	2,395,223	—	28,530	—	—	28,530
Vesting of restricted stock units	156,420	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	136,331	—	1,765	—	—	1,765
Forfeiture of restricted common stock	(18,043)	—	—	—	—	—
Stock-based compensation	—	—	40,785	—	—	40,785
Unrealized loss on marketable securities	—	—	—	(1,557)	—	(1,557)
Net loss	—	—	—	—	(36,329)	(36,329)
Balance — December 31, 2021	81,986,192	8	748,036	(943)	(446,377)	300,724
Exercise of stock options	298,238	—	3,059	—	—	3,059
Vesting of restricted stock units	414,578	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	196,710	—	1,455	—	—	1,455
Forfeiture of restricted common stock	—	—	—	—	—	—
Stock-based compensation	—	—	46,146	—	—	46,146
Unrealized loss on marketable securities	—	—	—	(3,632)	—	(3,632)
Net loss	—	—	—	—	(133,310)	(133,310)
Balance — December 31, 2022	82,895,718	$8	$798,696	$(4,575)	$(579,687)	$214,442

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(133,310)	$(36,329)	$(190,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,714	6,329	5,870
Stock-based compensation	46,146	40,785	30,522
Amortization of premiums and accretion of discounts on marketable securities	(1,163)	2,099	584
Amortization of right-of-use assets	2,758	1,986	1,395
Impairment loss on right-of-use assets	—	—	238
Loss from disposal of property and equipment, net	—	—	107
Changes in operating assets and liabilities:
Receivable from collaboration partner	4,804	(7,391)	—
Prepaid expenses and other current assets	(3,926)	1,132	(3,839)
Other assets	(835)	(2,957)	(2,498)
Accounts payable	(572)	1,917	2,409
Accrued liabilities and accrued clinical supply costs	(2,655)	2,391	12,232
Deferred revenue	66,383	292,915	(21,098)
Lease liabilities	(4,274)	(4,012)	(2,407)
Other long-term liabilities	601	(314)	(21)
Net cash provided by (used in) operating activities	(20,329)	298,551	(166,734)
Cash flows from investing activities:
Purchase of property and equipment	(4,117)	(3,247)	(5,032)
Purchase of marketable securities	(556,898)	(343,402)	(506,809)
Sale of marketable securities	—	10,696	—
Maturities of marketable securities	402,001	286,290	406,790
Net cash used in investing activities	(159,014)	(49,663)	(105,051)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offerings, net of issuance costs	—	—	224,603
Proceeds from the exercise of options to purchase common stock	3,059	28,530	6,331
Proceeds from issuance of stock from employee stock purchase plan	1,455	1,765	1,179
Net cash provided by financing activities	4,514	30,295	232,113
Net increase (decrease) in cash, cash equivalents, and restricted cash	(174,829)	279,183	(39,672)
Cash, cash equivalents, and restricted cash at beginning of period	330,624	51,441	91,113
Cash, cash equivalents, and restricted cash at end of period	$155,795	$330,624	$51,441
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$493	$705	$428

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

Restricted cash as of December 31, 2022 relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash and cash equivalents	$154,323	$329,152	$49,969
Restricted cash	1,472	1,472	1,472
Total cash, cash equivalents, and restricted cash	$155,795	$330,624	$51,441

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

The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with our investment policy, management invests in money market funds, U.S. treasury securities, corporate bonds, and commercial paper. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value. For the years ended December 31, 2022 and 2021, the Company did not recognize an impairment loss on its right-of-use assets. For the year ended December 31, 2020, the Company recognized a $0.2 million impairment loss related to its decision to no longer utilize certain property through the end of the lease term.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of new product development. Research and development costs include salaries and benefits, consultants’ fees, process development costs, stock-based compensation, and laboratory supplies, as well as fees paid to third parties that conduct certain research and development activities on the Company’s behalf. In addition, research and development costs include the reimbursable costs incurred for the collaboration agreements, which includes payroll costs for time incurred on projects, laboratory supplies, and third-party research and development activities.

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers. The Company records accrued expenses for estimated preclinical study and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions, CROs in connection with clinical studies, investigative sites in connection with clinical studies, vendors in connection with preclinical development activities, and contract manufacturing organizations in connection with the production of materials for clinical trials. Further, the Company accrues expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. To date, the Company has not experienced significant changes in its estimates of preclinical studies and clinical trial accruals.

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

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) covering substantially all U.S. employees of Alector. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2022, 2021, and 2020, the Company made matching contributions of $1.2 million, $0.8 million, and $0.7 million, respectively.

Segments

The Company operates in one segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2022
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$74,848	$—	$—	$74,848
U.S. government treasury securities	Level 1	506,372	7	(4,569)	501,810
Commercial paper	Level 2	44,438	2	(8)	44,432
Corporate bonds	Level 2	29,352	4	(10)	29,346
Total cash equivalents and marketable securities		$655,010	$13	$(4,587)	$650,436

	December 31, 2021
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$218,451	$—	$—	$218,451
U.S. government treasury securities	Level 1	407,041	8	(950)	406,099
Total cash equivalents and marketable securities		$625,492	$8	$(950)	$624,550

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of December 31, 2022, the remaining contractual maturities of $640.8 million of investments were less than one year and $9.6 million of investment were after one year through two years. As of December 31, 2022, fifteen U.S. government treasury securities with an aggregate fair value of $133.2 million and an aggregate unrealized loss of $3.1 million were in a loss position for more than twelve months. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company did not sell any marketable securities for the years ended December 31, 2022 and 2020. For the year ended December 31, 2021, the Company sold marketable securities for the total proceeds of $10.7 million for an immaterial realized gain based on the specific identification method.

4. Collaboration Agreements

GSK

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which the Company and GSK collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab (also referred to as AL001), and AL101 (GSK Agreement). The GSK Agreement was made effective on August 17, 2021.

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

The Company and GSK will jointly develop latozinemab and AL101, with GSK conducting Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. The Company and GSK will share development costs 60% by GSK and 40% by the Company, except that the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

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

The transaction price at inception and as of December 31, 2022, included fixed consideration consisting of the upfront payments of $700 million. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement and as of December 31, 2022, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

The respective standalone value for each of the performance obligations was allocated to the transaction price. The estimated SSP of each performance obligation was determined using discounted cash flows from the expected commercialization of AL001 and AL101 and estimated research and development costs to be incurred by the Company in the initial Phase 2 clinical trials. The estimate of SSP for each performance obligation reflects management's assumptions, which may include forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. For the license for FTD-GRN, the Company determined that GSK could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at a point in time. For the product candidates in Phase 2 or earlier stages of development, the Company determined that GSK could not benefit from the licenses without the corresponding development services that the Company has committed to perform due the earlier stage of development for these licenses. Except where agreed to otherwise, the Company will perform research and development activities through the end of the initial Phase 2 clinical trials. Revenue will be recognized over time as the research and development activities are performed. The Company will measure progress based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations.

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

Collaboration revenue under the GSK Agreement during the year ended December 31, 2022 and 2021, was $62.9 million and $192.1 million, respectively. The deferred revenue related to the GSK Agreement was $444.9 million and $307.9 million as of December 31, 2022 and 2021. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the year ended December 31, 2022 and 2021, the Company recognized a reduction of research and development expense of $14.7 million and $8.8 million, respectively, under the GSK Agreement.

AbbVie

The Company entered into an agreement in October 2017 with AbbVie Biotechnology, Ltd. (AbbVie) to co-develop antibodies to two program targets in preclinical development (AbbVie Agreement). Under the terms of the AbbVie Agreement, AbbVie made $205.0 million in upfront payments, of which $5.0 million and $200.0 million were received by the Company in October 2017 and January 2018, respectively. The Company was to perform research and development services for the two programs through the end of Phase 2 clinical trials, which were each considered to be separate performance obligations. AbbVie decided to terminate one of the two collaboration programs, the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. AbbVie provided written notice to terminate the CD33 collaboration program on June 30, 2022. The Company will no longer continue development of this program and will not be eligible for any future milestones related to that program from AbbVie. The Company continues to develop the AL002 program under the AbbVie Agreement. AbbVie has the exclusive right to exercise an option under the AbbVie Agreement with the Company for $250.0 million. If AbbVie exercises its option for the AL002 program, AbbVie would take over the development beginning with Phase 3 clinical trials, and the product candidates program costs will be split between the parties. The Company would also share in profits and losses upon commercialization of any products. However, following AbbVie’s exercise of its option for the AL002 program, the Company may opt out of sharing in development costs and profits or losses for that program and instead receive tiered royalties. In February 2023, the Company and AbbVie amended the AbbVie agreement, which will result in the Company receiving a $17.8 million milestone payment for the dosing of the first patient in a long-term extension study. Additionally, under the terms of the AbbVie Agreement, the Company will be eligible to earn up to an additional $225.0 million in milestone payments related to the regulatory approval for up to three indications. The Company assessed its collaboration agreement with AbbVie in the context of the delivery of the research and development services.

The transaction price at inception and as of December 31, 2022, included fixed consideration consisting of the upfront payments of $205 million. All potential future milestones and other payments were considered constrained at the inception of the AbbVie Agreement and as of December 31, 2022, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

Collaboration revenue under the AbbVie Agreement during the years ended December 31, 2022, 2021, and 2020 was $70.7 million, $14.9 million, and $21.1 million, respectively. The deferred revenue related to the AbbVie Agreement was $46.7 million and $117.4 million as of December 31, 2022 and 2021, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the AL002 program through the completion of Phase 2 clinical trials. For the year ended December 31, 2022, we recorded a net increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program, partially offset by increases in total expected costs for the AL002 program.

Innovent

The Company entered into an agreement in March 2020 with Innovent Biologics (Innovent) to license, develop, and commercialize AL008 in China (Innovent Agreement). AL008 is the Company’s novel antibody targeting the CD47-SIRP-alpha pathway, a potent survival pathway co-opted by tumors to evade the innate immune system. Under the terms of the Innovent Agreement, Innovent would pay the Company up to $11.5 million in development milestones, $112.5 million in sales milestones, and future royalties on sales and the Company would retain the rights to develop and commercialize AL008 outside of China. The Company determined there is one performance obligation for the delivery of the license and will recognize revenue when it is probable that there will not be significant reversal of cumulative revenue. Development and sales milestones under the Innovent Agreement were not included in the transaction price, as all these amounts were fully constrained as of December 31, 2022. As of December 31, 2022, no revenue has been recognized and no payments have been received under the Innovent Agreement.

5.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2022	2021
	(In thousands)
Computer equipment	$2,310	$2,294
Furniture and fixtures	2,430	2,330
Lab Equipment	17,165	14,043
Leasehold Improvements	26,228	25,949
Property and equipment, gross	48,133	44,616
Less accumulated depreciation and amortization	(22,612)	(17,286)
Total property and equipment, net	$25,521	$27,330

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued research and development costs	$12,321	$13,330
Accrued employee compensation	12,758	11,664
Accrued professional services	1,983	1,588
Accrued property and equipment	337	560
Other	372	318
Total accrued liabilities	$27,771	$27,460

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

In November 2021, the Company entered into an agreement to sublease approximately 7,132 square feet of the Headquarters, which was amended in May 2022 to include an additional space of 13,150 square feet. The

7,132 square feet of space subleased expired in December 2022 and the additional space will expire in November 2023.

The components of lease expense were as follows:

		December 31,
	2022	2021	2020
	(In thousands)
Operating lease cost	$6,638	$6,204	$5,589
Variable lease cost	2,785	3,046	2,255
Sublease income and reimbursement of variable lease cost	(1,872)	(2,141)	(2,288)
Total	$7,551	$7,109	$5,556

As of December 31, 2022, the weighted-average remaining lease term for operating leases was 6.2 years and the weighted-average discount rate was 8.5%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022, 2021, and 2020 was $8.2 million, $7.9 million, and $6.9 million, respectively, was included in net cash used in operating activities in our consolidated statements of cash flows.

The following are the lease payments owed under the Company’s operating leases as of December 31, 2022:

(In thousands)
2023	$8,436
2024	8,732
2025	9,037
2026	9,353
2027	9,681
Thereafter	11,096
Total undiscounted lease payments	56,335
Less: Present value adjustment	(13,008)
Total lease liability	$43,327

7.
Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Research and development	$24,895	$21,443	$14,980
General and administrative	21,251	19,342	15,542
Total stock-based compensation	$46,146	$40,785	$30,522

Determination of Fair Value

The estimated grant-date fair value of all the Company’s options to purchase common stock was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.3– 6.1	5.2 – 6.1	5.3 – 6.1
Expected volatility	79% – 80%	78% – 81%	74% – 78%
Risk free interest rate	1.5% – 4.3%	0.5% – 1.3%	0.3% – 1.8%
Dividend yield	—	—	—

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

2019 Equity Incentive Plan and 2022 Inducement Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (2019 Plan) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company’s 2017 Stock Option and Grant Plan (2017 Plan) was terminated; however, shares subject to awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors, or a committee appointed by the board of directors, has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the exercise price of each share shall be at least 110% of the fair market value and the term of the award shall not exceed five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The stock options generally vest over a four-year period with one forty-eighth of the shares vesting each month or over a four-year period with 25% vesting at the one-year cliff and monthly thereafter. The RSUs generally vest over a period of three years with one-twelfth of the shares vesting quarterly. On January 1, 2022, the Company added 4,099,309 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan. As of December 31, 2022, the Company had reserved 20,463,901 shares of the automatic conversion provision of common stock under the 2019 Plan, of which 5,587,550 shares were available for issuance of future awards.

On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) and reserved 1,630,000 shares for issuance under the Inducement Plan for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. On September 22, 2022, the Company increased the number of shares available for issuance under the 2022 Inducement Plan to a total of 3,300,000 shares. As of December 31, 2022, 1,401,483 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	12,654,998	$13.96
Granted	3,264,059	21.53
Exercised	(2,395,223)	11.91
Forfeited	(1,879,764)	14.55
Outstanding as of December 31, 2021	11,644,070	16.41
Granted	4,996,366	12.11
Exercised	(298,239)	10.26
Forfeited	(2,628,925)	18.28
Outstanding as of December 31, 2022	13,713,272	$14.62	8.0	$1,583
Exercisable as of December 31, 2022	6,776,201	$14.75	7.0	$1,276
Vested and expected to vest as of December 31, 2022	13,713,272	$14.62	8.0	$1,583

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. The aggregate intrinsic value of options exercised was $1.2 million, $37.1 million, and $11.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The weighted-average grant-date fair value per share of options granted was $8.42, $14.70, and $10.14, for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, total unrecognized stock-based compensation related to unvested stock options was $64.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted Stock Activity

Activity for the restricted stock awards and RSUs is shown below. In May 2021 and January 2022, the Company issued RSUs with market conditions to certain executives, which are also included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee. The RSUs with market conditions trigger vesting upon the company's stock price attaining a specified level over a specified period of time. The shares then vest quarterly over one year after attainment. The Company used a Monte Carlo simulation model to determine the fair value of the awards at the grant date. The Monte Carlo model uses the fair value inputs on the grant date to run simulations and take an average of possible outcomes. The total grant date fair value of the RSUs with market condition was $6.6 million to be amortized over an estimated weighted average service period of 2.1 years. Compensation expense related to awards with market-based conditions is recognized regardless of whether the market condition is ultimately satisfied if the related service has been provided.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock awards and restricted stock units as of December 31, 2020	186,425	$6.95
Granted	1,822,295	17.33
Vested	(324,802)	10.35
Forfeited	(310,044)	13.85
Unvested restricted stock units as of December 31, 2021	1,373,874	18.35
Granted	2,539,014	10.02
Vested	(414,577)	18.63
Forfeited	(453,693)	16.21
Unvested restricted stock units as of December 31, 2022	3,044,618	$11.68

As of December 31, 2022, total unrecognized stock-based compensation related to unvested restricted common stock issued to employees was $30.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. Each offering period is approximately six months long beginning on the first trading day on or after June 1 and December 1 each year. ESPP participants purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date. On January 1, 2022, 591,397 shares were added to the shares reserved for issuance under the 2019 ESPP pursuant to the annual automatic increase. As of December 31, 2022, there was $0.4 million in unrecognized compensation expense related to the 2019 ESPP to be recognized over five months.

8.
Income Taxes

The federal and state income tax provision for the year ended December 31, 2022, 2021 and 2020 are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$2,209	$—	$—
State	1,045	—	—
Income tax provision	$3,254	$—	$—

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax benefit at federal statutory rate	$(27,205)	$(7,627)	$(39,948)
State income taxes	(344)	398	(16,570)
Tax credits	(20,184)	(9,389)	(8,010)
Uncertain tax positions	7,733	2,347	2,003
Stock-based compensation	4,919	(2,368)	353
Change in valuation allowance	38,421	16,800	62,280
Other	(86)	(161)	(108)
Income tax provision	$3,254	$—	$—

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities consist of (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$20,963	$63,868
Accrued bonus	806	1,811
Tax credits	26,319	19,614
Stock-based compensation	13,351	9,656
Deferred revenue	67,673	27,849
Lease liability	10,055	11,296
Section 174 R&D capitalization	35,150	—
Other	1,608	694
Gross deferred tax assets	175,925	134,788
Less valuation allowance	(164,316)	(122,046)
Total deferred tax assets	$11,609	$12,742
Deferred tax liabilities:
Depreciation and amortization	$(5,155)	$(5,488)
Right-of-use assets	(6,454)	(7,254)
Gross deferred tax liabilities	(11,609)	(12,742)
Deferred tax assets, net	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2022, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance for deferred tax assets increased by $42.3 million during the year ended December 31, 2022.

As of December 31, 2022, the Company had federal and state net operating loss (NOL) carryforwards of approximately $40.3 million and $203.5 million, respectively. Federal NOL carryforwards have an indefinite life and deductions cannot exceed 80% of taxable income. State NOL carryforwards will begin to expire as early as 2030, if not utilized, or have an indefinite life. As of December 31, 2022, the Company also had federal and California tax credit carryforward of approximately $28.4 million and $11.6 million, respectively. The federal tax credits will begin to expire in 2036 while the California tax credits have no expiration date.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020 (in thousands):

Balance as of December 31, 2020	$4,592
Decreases related to tax positions taken during the prior year	(59)
Increases related to tax positions taken during the current year	2,406
Balance as of December 31, 2021	6,939
Increases related to tax positions taken during the current year	8,199
Balance as of December 31, 2022	$15,138

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2022, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company did not accrue any interest or penalties and does not have any tax positions for interest or penalties for the year ended December 31, 2022. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2022.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. During the years ended December 31, 2022 and 2021, the Company recorded an uncertain tax position of $8.2 million and $2.4 million, respectively. The income tax provision for the years ended December 31, 2022 and 2021, included a reversal of reserves on uncertain tax provisions of zero and $0.1 million. The Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities. The statute of limitations for tax liabilities for all years remains open.

9.
Related Party Transactions

In 2014, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its latozinemab and AL101 programs and is developing antibodies optimized by Adimab in its AL002 program (2014 Adimab Agreement). The 2014 Adimab Agreement also provided for the Company’s development of antibodies optimized by Adimab in its AL003 program. However, AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for antibody engineering research programs (2021 Adimab Agreement). The 2021 Adimab agreement expired at the end of the option period for the research program that was conducted under the agreement. The former Chief Executive Officer of Adimab through May 2022 is a Co-founder and Chairperson of the board of directors of Alector. For the years ended December 31, 2022, 2021, and 2020, Alector incurred expenses of

$0.2 million, $1.0 million, and zero for milestone payments for progress of programs through clinical trials and other expenses. The Company had no accrued liabilities due to Adimab as of December 31, 2022 and 2021. Under the 2014 Adimab Agreement, the Company has made milestone payments and will owe low- to mid- single-digit royalty payments for commercial sales of the product candidate. Under the 2019 Adimab Agreements, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of covered product candidates.

10.
Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Restricted stock subject to future vesting	3,044,618	1,373,874	186,425
Options to purchase common stock	13,713,272	11,644,070	12,654,998
Shares committed under 2019 ESPP	167,133	70,406	86,677
Total	16,925,023	13,088,350	12,928,100

11.
Subsequent Events

In February 2023, the Company and AbbVie amended the AbbVie agreement, which will result in the Company receiving a $17.8 million milestone payment for the dosing of the first patient in a long-term extension study.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alector, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alector, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 28, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement on Schedule 14A for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) in connection with the Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	10/6/2020
4.1	Amended and Restated Registration Rights Agreement among the Registrant and certain of its stockholders, dated April 26, 2018.	S-1	333-229152	4.1	1/7/2019
4.2	Specimen common stock certificate of the Registrant	S-1	333-229152	4.2	1/7/2019
4.3	Description of securities of the Registrant.	10-K	001-38792	4.3	2/25/2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-229152	10.1	1/7/2019
10.2+	2017 Stock Option and Grant Plan as amended and forms of agreement thereunder	S-1	333-229152	10.2	1/7/2019
10.3+	2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-229152	10.3	1/7/2019
10.4+	2019 Employee Stock Purchase Plan	S-1	333-229152	10.4	1/7/2019
10.5+	2022 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	333-229152	10.1	1//3/2022
10.6+	Confirmatory Offer Letter between the Registrant and Arnon Rosenthal, Ph.D.	S-1/A	333-229152	10.5	1/29/2019

10.7+	Offer Letter dated November 30, 2021 by and between Alector, LLC and Saraswati (Sara) Kenkare-Mitra, Ph.D.	10-K	001-38792	10.18	2/24/2022
10-8+	Offer Letter dated February 4, 2022 by and between Alector, LLC and Marc Grasso, M.D.	10-K	001-38792	10.19	2/24/2022
10.9+	Offer Letter dated January 31, 2022 by and between Alector, LLC and Gary Romano, M.D., Ph.D.	8-K	001-38792	10.1	03/29/2022
10.10+	Executive Incentive Compensation Plan.	S-1	333-229152	10.10	1/7/2019
10.11+	Outside Director Compensation Policy.					X
10.12+	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-229152	10.12	1/7/2019
10.13	Lease between the Registrant and HCP Oyster Point III, LLC, dated June 27, 2018.	S-1	333-229152	10.14	1/7/2019
10.14#	Third Amended and Restated Collaboration Agreement between the Registrant and Adimab, dated September 19, 2016, as amended.	S-1	333-229152	10.15	1/7/2019
10.15#	Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology, Ltd., dated October 16, 2017.	S-1	333-229152	10.16	1/7/2019
10.16#	2019 Collaboration Agreement between the Registrant and Adimab, LLC, dated August 16, 2019.	10-Q	001-38792	10.17	11/12/2019
10.17#	Collaboration and License Agreement, dated July 1, 2021, by and between Glaxo Wellcome UK Limited and Alector, Inc.	10-Q	001-38792	10.19	8/3/2021
10.18#	Amendment Number One to the 2019 Collaboration Agreement between the Registrant and Adimab, LLC, effective August 16, 2022.					X
21.1	List of subsidiaries of Registrant.	10-K	001-38792	21.1	2/24/2022
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

# Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

ALECTOR, INC.

Date: February 28, 2023	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arnon Rosenthal, Ph.D., Sara Kenkare-Mitra, Ph.D., and Marc Grasso, M.D. as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his capacity as a director and/or officer of Alector, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnon Rosenthal Arnon Rosenthal, Ph.D.	Co-founder, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2023

/s/ Marc Grasso Marc Grasso, M.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023

/s/ Tillman Gerngross Tillman Gerngross, Ph.D.	Chairperson of the Board	February 28, 2023

/s/ Elizabeth Garofalo Elizabeth Garofalo, M.D.	Director	February 28, 2023

/s/ Paula Hammond Paula Hammond, Ph.D.	Director	February 28, 2023

/s/ Louis J. Lavigne, Jr. Louis J. Lavigne, Jr.	Director	February 28, 2023

/s/ Terry McGuire Terry McGuire	Director	February 28, 2023

/s/ Richard Scheller Richard Scheller, Ph.D.	Director	February 28, 2023

/s/ David Wehner David Wehner	Director	February 28, 2023
/s/ Kristine Yaffe Kristine Yaffe, M.D.	Director	February 28, 2023