Form 10-Q
period 2023-03-31
Alector, Inc.
filed 2023-05-04
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 83,351,778 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the effects of inflation; and

ii

•
the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$195,555	$154,323
Marketable securities	473,774	558,528
Receivable from collaboration partner	4,699	2,587
Prepaid expenses and other current assets	11,974	10,997
Total current assets	686,002	726,435
Property and equipment, net	24,998	25,521
Operating lease right-of-use assets	27,066	27,811
Restricted cash	1,472	1,472
Other assets	8,804	6,409
Total assets	$748,342	$787,648
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,126	$4,189
Accrued clinical supply costs	7,691	5,559
Accrued liabilities	18,580	27,771
Deferred revenue, current portion	61,773	48,231
Operating lease liabilities, current portion	8,130	8,059
Total current liabilities	99,300	93,809
Deferred revenue, long-term portion	431,079	443,370
Operating lease liabilities, long-term portion	34,050	35,268
Other long-term liabilities	898	759
Total liabilities	565,327	573,206
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 83,351,778 and 82,895,718 shares issued and outstanding as of March 31, 2023 and December 31, 2022	8	8
Additional paid-in capital	810,750	798,696
Accumulated other comprehensive loss	(2,199)	(4,575)
Accumulated deficit	(625,544)	(579,687)
Total stockholders' equity	183,015	214,442
Total liabilities and stockholders' equity	$748,342	$787,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$16,549	$24,474
Operating expenses:
Research and development	51,887	53,043
General and administrative	14,777	15,554
Total operating expenses	66,664	68,597
Loss from operations	(50,115)	(44,123)
Other income, net	5,159	264
Loss before income taxes	(44,956)	(43,859)
Income tax expense	901	758
Net loss	(45,857)	(44,617)
Unrealized gain (loss) on marketable securities	2,376	(2,992)
Comprehensive loss	$(43,481)	$(47,609)
Net loss per share, basic and diluted	$(0.55)	$(0.54)
Shares used in computing net loss per share, basic and diluted	83,102,296	82,102,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance — December 31, 2022	82,895,718	$8	$798,696	$(4,575)	$(579,687)	$214,442
Exercise of stock options	132,191	—	1,079	—	—	1,079
Vesting of restricted stock units	323,869	—	—	—	—	—
Stock-based compensation	—	—	10,975	—	—	10,975
Unrealized gain on marketable securities	—	—	—	2,376	—	2,376
Net loss	—	—	—	—	(45,857)	(45,857)
Balance — March 31, 2023	83,351,778	$8	$810,750	$(2,199)	$(625,544)	$183,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance — December 31, 2021	81,986,192	$8	$748,036	$(943)	$(446,377)	$300,724
Exercise of stock options	234,117	—	2,483	—	—	2,483
Vesting of restricted stock units	104,368	—	—	—	—	—
Stock-based compensation	—	—	11,939	—	—	11,939
Unrealized loss on marketable securities	—	—	—	(2,992)	—	(2,992)
Net loss	—	—	—	—	(44,617)	(44,617)
Balance — March 31, 2022	82,324,677	$8	$762,458	$(3,935)	$(490,994)	$267,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(45,857)	$(44,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,360	1,589
Stock-based compensation	10,975	11,939
Amortization of premiums and accretion of discounts on marketable securities	(2,596)	570
Amortization of right-of-use assets	742	670
Changes in operating assets and liabilities:
Receivable from collaboration partner	(2,112)	(5,428)
Prepaid expenses and other current assets	(977)	(2,465)
Other assets	(2,395)	(358)
Accounts payable	(914)	2,043
Accrued liabilities and accrued clinical supply costs	(7,020)	(3,383)
Deferred revenue	1,251	175,526
Lease liabilities	(1,144)	(995)
Other long-term liabilities	139	—
Net cash provided by (used in) operating activities	(48,548)	135,091
Cash flows from investing activities:
Purchase of property and equipment	(1,025)	(692)
Purchase of marketable securities	(120,274)	(30,114)
Maturities of marketable securities	210,000	18,700
Net cash provided by (used in) investing activities	88,701	(12,106)
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	1,079	2,483
Net cash provided by financing activities	1,079	2,483
Net increase in cash, cash equivalents, and restricted cash	41,232	125,468
Cash, cash equivalents, and restricted cash at beginning of period	155,795	330,624
Cash, cash equivalents, and restricted cash at end of period	197,027	$456,092
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$305	$499

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2023.

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

Restricted cash relates to a letter of credit established for a lease entered into in June 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$195,555	$454,620
Restricted cash	1,472	1,472
Total cash, cash equivalents, and restricted cash	$197,027	$456,092

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

The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with our investment policy, management invests in money market funds, U.S. treasury securities, corporate bonds, agency bonds, certificates of deposit, and commercial paper. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of comprehensive loss was net unrealized loss on marketable securities.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2023
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$115,383	$—	$—	$115,383
U.S. government treasury securities	Level 1	340,904	25	(2,079)	338,850
Certificate of deposit	Level 2	6,847	—	(2)	6,845
Commercial paper	Level 2	58,136	—	(6)	58,130
Agency bond	Level 2	4,489	8	—	4,497
Corporate bonds	Level 2	65,746	29	(174)	65,601
Total cash equivalents and marketable securities		$591,505	$62	$(2,261)	$589,306

	December 31, 2022
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$74,848	$—	$—	$74,848
U.S. government treasury securities	Level 1	506,372	7	(4,569)	501,810
Commercial paper	Level 2	44,438	2	(8)	44,432
Corporate bonds	Level 2	29,352	4	(10)	29,346
Total cash equivalents and marketable securities		$655,010	$13	$(4,587)	$650,436

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of March 31, 2023, the remaining contractual maturities of $565.1 million of investments were less than one year and $24.2 million of investments were after one year through two years. As of March 31, 2023, fourteen U.S. government treasury securities with an aggregate fair value of $124.5 million and an aggregate unrealized loss of $1.6 million were in a loss position for more than twelve months. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Collaboration Agreements

GSK

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which the Company and GSK collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101 (GSK Agreement). The GSK Agreement became effective on August 17, 2021.

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

The Company and GSK will jointly develop latozinemab and AL101 with GSK conducting Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. The Company and GSK will share development costs 60% by GSK and 40% by the Company, except that the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

Collaboration revenue under the GSK Agreement during the three months ended March 31, 2023 and 2022 was $11.4 million and $21.2 million, respectively. The deferred revenue related to the GSK Agreement was $433.6 million and $444.9 million as of March 31, 2023 and December 31, 2022, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three months ended March 31, 2023 and 2022, the Company recognized a reduction of research and development expense of $2.1 million and $5.4 million, respectively, under the GSK Agreement.

AbbVie

The Company entered into an agreement in October 2017 with AbbVie Biotechnology, Ltd. (AbbVie) to co-develop antibodies to two program targets in preclinical development (AbbVie Agreement). Under the terms of the AbbVie Agreement, AbbVie made $205.0 million in upfront payments, of which $5.0 million and $200.0 million were received by the Company in October 2017 and January 2018, respectively. The Company was to perform research and development services for the two programs through the end of Phase 2 clinical trials, which were each considered to be separate performance obligations. AbbVie decided to terminate one of the two collaboration programs, the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. AbbVie provided written notice to terminate the CD33 collaboration program on June 30, 2022. The Company will no longer continue development of this program and will not be eligible for any future milestones related to that program from AbbVie. The Company continues to develop the AL002 program under the AbbVie Agreement. AbbVie has the exclusive right to exercise an option under the AbbVie Agreement with the Company for $250.0 million. If AbbVie exercises its option for the AL002 program, AbbVie would take over development of the product candidate, and the program costs will be split between the parties. The Company would also share in profits and losses upon commercialization of any products. However, following AbbVie’s exercise of its option for the AL002 program, the Company may opt out of sharing in development costs and profits or losses for that program and instead receive tiered royalties. Additionally, under the terms of the AbbVie Agreement, the Company will be eligible to earn up to an additional $225.0 million in milestone payments related to the regulatory approval for up to three indications. The Company assessed its collaboration agreement with AbbVie in the context of the delivery of the research and development services.

In February 2023, the Company and AbbVie amended the AbbVie Agreement (AbbVie Amendment), which resulted in the Company receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial. The performance obligation to conduct the LTE trial is not considered distinct from the AL002 program performance obligation. In addition, under the terms of the AbbVie Amendment, the Company will be eligible to earn up to an additional $12.5 million to support the enrollment of additional patients in the ongoing INVOKE-2 trial to replace discontinuations. The consideration related to this potential milestone was constrained as of March 31, 2023. The transaction price as of March 31, 2023 included fixed consideration consisting of the upfront payments of $205 million and the $17.8 million LTE milestone payment.

Collaboration revenue under the AbbVie Agreement during the three months ended March 31, 2023 and 2022 was $5.2 million and $3.3 million, respectively. The deferred revenue related to the AbbVie Agreement was $59.3 million and $46.7 million as of March 31, 2023 and December 31, 2022, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of the ongoing Phase 2 and Phase 2 LTE clinical trials.

5. Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Research and development	$5,655	$6,626
General and administrative	5,320	5,313
Total stock-based compensation	$10,975	$11,939

2019 Equity Incentive Plan and 2022 Inducement Plan

On January 1, 2023, the Company added 4,144,785 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan (2019 Plan). As of March 31, 2023, the Company had reserved 24,195,457 shares of common stock for issuance under the 2019 Plan, of which 10,247,399 shares were available for issuance of future awards. On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. As of March 31, 2023, 1,402,807 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	13,713,272	$14.62
Granted	66,918	9.15
Exercised	(132,192)	8.16
Forfeited	(985,811)	12.85
Outstanding as of March 31, 2023	12,662,187	$14.80	$7.7	$—
Exercisable as of March 31, 2023	7,169,954	$14.94	$7.0	$—
Vested and expected to vest as of March 31, 2023	12,662,187	$14.80	$7.7	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of March 31, 2023, total unrecognized stock-based compensation related to unvested stock options was $52.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Restricted Stock Activity

Activity for the RSUs is shown below. In May 2021 and January 2022, the Company issued RSUs with market conditions to certain executives, which are also included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2022	3,044,618	$11.68
Granted	467,432	7.73
Vested	(323,868)	12.36
Forfeited	(64,927)	12.77
Unvested restricted stock units as of March 31, 2023	3,123,255	$10.81

As of March 31, 2023, total unrecognized stock-based compensation related to unvested restricted stock units was $29.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. On January 1, 2023, 591,397 shares were added to the shares reserved for issuance under the 2019 ESPP pursuant to the annual automatic increase. As of March 31, 2023, the Company has reserved for issuance 3,373,816 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. 2019 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

6. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company's effective tax rate was (2.2)% and (1.1)%, respectively. The difference between the effective tax rate as of March 31, 2023 and 2022, respectively, and the U.S. federal statutory rate of 21% was primarily due to the recognition of a certain amount of current year income tax as a result of the capitalization of research and development expenses under Section 174 of the Internal Revenue Code, effective beginning in 2022. Section 174 of the Internal Revenue Code requires capitalization of research and development expenses to then be amortized over five years for U.S. based research and 15 years for research conducted outside of the U.S., which limits the amount of research and development expenses that can be used to offset income in the current year.

7. Related Party Transactions

In 2014, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its latozinemab and AL101 programs and is developing antibodies optimized by Adimab in its AL002 program (2014 Adimab Agreement). The 2014 Adimab Agreement also provided for the Company’s development of antibodies optimized by Adimab in its AL003 program. However, AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector collaboratively reviewed next steps for AL003, the asset being developed under that program, and concluded that further development of AL003 was not warranted. In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies, the term of which was extended effective August 2022 (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for antibody engineering research programs (2021 Adimab Agreement). The 2021 Adimab agreement expired at the end of the option period for the research program that was conducted under the agreement. Tillman Gerngross, Ph.D, the former Chief Executive Officer of Adimab through May 2022 is a co-founder and director of Alector. Dr. Gerngross will step down as Chairperson of the Company’s Board of Directors, effective June 13, 2023, and as a Director of our Board, effective June 15, 2023. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of zero and $0.1 million, respectively. The Company had zero and $0.1 million accrued liabilities due to Adimab as of March 31, 2023 and 2022. Under the 2014 Adimab Agreement, the Company has made milestone payments and will owe low- to mid- single-digit royalty payments for commercial sales of the product candidate. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of any covered product candidates.

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Restricted stock subject to future vesting	3,123,255	1,335,370
Options to purchase common stock	12,662,187	12,524,807
Shares committed under 2019 ESPP	167,133	70,406
Total	15,952,575	13,930,583

9. Restructuring

On March 28, 2023, the Company committed to a plan to reduce its workforce by approximately 11% to better align the Company’s resources with its previously announced strategic prioritization of its late-stage immuno-neurology programs, including its TREM2 and progranulin product candidates. The Company initiated a reduction in force impacting approximately 30 employees across the organization effective March 29, 2023. One-time restructuring charges associated with the reduction in force are expected to be approximately $2.1 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. For the three months ended March 31, 2023, the Company incurred restructuring costs of $1.7 million that were included in operating expenses and accrued liabilities as of March 31, 2023. The Company expects to incur additional restructuring costs of approximately $0.4 million prior to the end of 2023.

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 immune system targets. Three product candidates, latozinemab (also referred to as AL001), AL002, and AL101 are in clinical development, and we continue to develop our preclinical and research pipeline. We are focusing our development resources on latozinemab in frontotemporal dementia (FTD) and AL002 and AL101 in Alzheimer's disease (AD). We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, GSK and AbbVie.

In July 2021, we entered into a Collaboration and License Agreement with GSK (GSK Agreement) to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101.

Latozinemab modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders. Latozinemab is in development to treat FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union.

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD due to a progranulin gene mutation (FTD-GRN), and in the Phase 2 INFRONT-2 trial in FTD patients with a C9orf72 genetic mutation (FTD-C9orf72). We remain on track to engage with regulatory authorities in mid-2023 regarding the INFRONT-3 trial of latozinemab. The purpose of the meeting is to discuss statistical analysis plans based on emerging knowledge in the field that may enable us to complete the pivotal INFRONT-3 clinical trial with fewer patients and/or a shorter treatment duration. We are targeting an INFRONT-3 data readout in early 2025 with the potential for a Biologics License Application (BLA) filing in late 2025 subject to regulatory discussion outcomes. In prior clinical studies, latozinemab demonstrated elevation of progranulin levels back to the normal range and early signals of exploratory biomarker and clinical activity. Latozinemab has been well tolerated in healthy volunteers and FTD-GRN and FTD-C9orf72 patients in our Phase 1a, Phase 1b, and Phase 2 clinical trials.

We previously presented data for latozinemab from our ongoing open-label Phase 2 clinical trial, INFRONT-2 in patients with FTD-GRN in 2021, and in March 2022, we presented additional data from the INFRONT-2 trial of latozinemab in FTD patients with FTD-C9orf72. We intend to provide additional data updates on the entire FTD-C9orf72 cohort in the INFRONT-2 Phase 2 clinical trial of latozinemab in the second half of 2023.

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, for use in the treatment of larger indications including Alzheimer’s disease and Parkinson’s disease. We and GSK plan to initiate a global Phase 2 clinical trial in early AD. We anticipate that GSK will conduct the phase 2 trial for AL101 in AD.

Our AL002 product candidate targets Triggering Receptor Expressed on Myeloid cells 2 (TREM2) to increase the functionality of TREM2 signaling and enhance microglia cell activation. In October 2017, we entered into the Co-Development and Option Agreement with AbbVie, and we are currently developing AL002 for the treatment of Alzheimer’s disease in collaboration with AbbVie.

In January 2023, the first patient was enrolled and dosed in a long-term extension (LTE) of our INVOKE-2 Phase 2 clinical trial. In February 2023, we and AbbVie amended the AbbVie agreement (AbbVie Amendment), which resulted in our receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in an LTE trial. Under the terms of the AbbVie Amendment, the Company will be eligible to earn up to an additional $12.5 million to support the enrollment of additional patients in the ongoing INVOKE-2 trial to replace discontinuations. We are on track to complete enrollment in the trial in the third quarter of 2023, with top-line data expected by the fourth quarter of 2024.

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO) and follow-on offering.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $45.9 million and $44.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $625.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On March 28, 2023, we committed to a plan to reduce our workforce by approximately 11% to better align our resources with our previously announced strategic prioritization of our late-stage immuno-neurology programs, including latozinemab in FTD and AL002 and AL101 in AD. We initiated a reduction in force impacting approximately 30 employees across the organization effective March 29, 2023. We expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2025, beyond multiple key clinical milestones for our prioritized late-stage programs.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to the AbbVie Agreement and GSK Agreement for the license and co-development of product candidates with those parties. We recognize revenue from the upfront payments and the milestone payment received from AbbVie over time as services are provided. We recognize revenue from the upfront payments from GSK at a point in time for a development license and over time for research and development services. Revenues for research and development services are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Under the terms of our AbbVie Agreement, in addition to receiving the upfront payments from AbbVie, we may also be entitled to development and regulatory milestone payments, opt-in payments for continued development after proof-of-concept for AL002, and other future payments from profit sharing or royalties after commercialization of product candidates from such program. Under the terms of our AbbVie Amendment signed in February 2023, the Company received a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $492.9 million as of March 31, 2023, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Dollar
	2023	2022	Change
	(In thousands)
Collaboration revenue	$16,549	$24,474	$(7,925)
Operating expenses:
Research and development	51,887	53,043	(1,156)
General and administrative	14,777	15,554	(777)
Total operating expenses	66,664	68,597	(1,933)
Loss from operations	(50,115)	(44,123)	(5,992)
Other income, net	5,159	264	4,895
Loss before income taxes	(44,956)	(43,859)	(10,887)
Income tax expense	901	758	143
Net loss	$(45,857)	$(44,617)	$(11,030)

Revenue

Collaboration revenue was $16.5 million for the three months ended March 31, 2023, compared to $24.5 million for the three months ended March 31, 2022. The decrease was due to less revenue recognized from the GSK Agreement, in particularly for our latozinemab programs, offset by the addition of AL002 LTE revenue. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $51.9 million for the three months ended March 31, 2023, compared to $53.0 million for the three months ended March 31, 2022. The decrease of $1.2 million was driven by a $5.3 million decrease in our latozinemab programs due to the timing of manufacturing activities offset by an increase of $4.2 million in the AL002 program due to higher enrollment activities and the addition of the LTE trial.

	Three Months Ended March 31,		Dollar
	2023	2022	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$4,311	$9,653	$(5,342)
AL101	1,772	650	1,122
AL002	11,064	6,822	4,242
Other programs	6,974	11,194	(4,220)
Indirect research and development expenses
Personnel related (including stock-based compensation)	21,934	18,531	3,403
Facilities and other unallocated research and development expenses	5,832	6,193	(361)
Total research and development expenses	$51,887	$53,043	$(1,156)

General and Administrative Expenses

General and administrative expenses were $14.8 million for the three months ended March 31, 2023, compared to $15.6 million for the three months ended March 31, 2022. The decrease of $0.8 million was mainly driven by a decrease in consulting expenses related to accounting, recruiting, IT, and other general expenses.

Other Income, Net

Other income, net was $5.2 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022. The increase of $4.9 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income Tax Expense was $0.9 million for the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

Since our inception through March 31, 2023, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of March 31, 2023, we had $669.3 million of cash, cash equivalents, and marketable securities. As of March 31, 2023, we had an accumulated deficit of $625.5 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements through 2025. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

•
the costs associated with workforce reductions;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in) operating activities	$(48,548)	$135,091
Cash provided by (used in) investing activities	88,701	(12,106)
Cash provided by financing activities	1,079	2,483

Operating Activities

For the three months ended March 31, 2023, cash used in by operating activities was $48.5 million. This was mainly due to the net loss of $45.9 million. We also had a decrease of $7.0 million in accrued liabilities and accrued clinical supply costs. This was offset by a non-cash charge of $11.0 million for stock-based compensation.

For the three months ended March 31, 2022, cash provided by operating activities was $135.1 million. This was mainly due to the $200 million payment received from GSK. We also had a non-cash charge of $11.9 million for stock-based compensation. This was offset by net loss of $44.6 million and a decrease of $3.4 million in accrued liabilities and accrued clinical supply costs.

Investing Activities

For the three months ended March 31, 2023, cash used in investing activities of $88.7 million was primarily related to the maturities of marketable securities of $210.0 million offset by purchases of marketable securities of $120.3 million.

For the three months ended March 31, 2022, cash used in investing activities of $12.1 million was primarily related to the maturities of marketable securities of $18.7 million offset by purchases of marketable securities of $30.1 million.

Financing Activities

For the three months ended March 31, 2023, cash provided by financing activities of $1.1 million was primarily from the exercise of options to purchase common stock.

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

Other than the disclosures below, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on February 28, 2023.

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

We had cash, cash equivalents, and marketable securities of $669.3 million as of March 31, 2023, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.4 million as of March 31, 2023.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. At March 31, 2023, approximately $11.4 million exceeded the FDIC limit and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may not be successful in our efforts to obtain approval for additional or expanded indications for any product candidates that receive approval for a given indication.

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
•
Our operations and financial results could continue to be adversely impacted by the effects of the COVID-19 pandemic and subsequent variants in the United States and the rest of the world.
•
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, including as a result of layoffs and furloughs, pausing of recruiting efforts, or regrettable employee attrition, we may not be able to successfully implement our business strategy.
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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $45.9 million and $44.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $625.5 million.

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

As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $669.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our projected operations through 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of a rising rate of inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have identified over 100 immune system targets. Three of our product candidates, latozinemab, AL002, and AL101 are in clinical development, and we continue to develop our research pipeline. The development of one of our product candidates, AL003, was terminated in June 2022. Together, the development of these programs and product candidates requires significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector continues to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic and any applicable regulatory requirements that would need to be met to enable its use.

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

We are focusing our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are limited currently approved therapeutic options available for patients with FTD, Alzheimer’s disease, Parkinson’s disease, ALS, and other neurodegenerative diseases. Our future success is highly dependent on the successful development of our product candidates for treating neurodegenerative diseases. Developing product candidates and, if approved, commercializing our products for treatment of neurodegenerative diseases subjects us to a number of challenges, including obtaining disease modifying activity and efficacious dose in target tissue and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector continues to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S. Furthermore, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data.

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials have been, and may continue to be, delayed or limited due to the effects of the COVID-19 pandemic and subsequent variants. While the impact of the COVID-19 pandemic is lessening, the effects resulting from the COVID-19 pandemic and subsequent variants could continue to delay or prevent the anticipated readouts from our clinical trials. In April 2023, legislation was enacted that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations is unclear.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit its commercial potential. Further, even if regulatory approval is secured for any of our product candidates, we cannot be assured that a federal court will not modify, invalidate, or revoke such approval.

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

If as a result of the global COVID-19 pandemic or other public health concerns, we may experience disruptions, especially supply chain disruptions, that could have severe impacts on our business and clinical trials, such as:

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

The COVID-19 pandemic continues to evolve and the extent to which it may impact our business, preclinical studies, and clinical trials will depend on future developments, which cannot be predicted with confidence, such as the duration of the pandemic, future travel restrictions, the reinstatement of social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease~~.~~, and the possibility of new variants. We may also suffer from any of the foregoing disruptions if the COVID-19 virus and subsequent variants experience a resurgence in any particular country or region in the future.

The spread of COVID-19 and subsequent variants have caused us to modify our business practices including by employing more remote workers and operating under a hybrid work model. In addition, we may take actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners, and suppliers. Many of our employees continue to work remotely. Our ability to perform critical functions could be harmed. We may incur incremental expenses in connection with travel for remote employees, which we will continue to monitor, and such expenses could adversely impact our results of operations.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS, as well as for the treatment of cancer. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in January 2023, FDA approved lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Eisai has also filed marketing authorization applications in Japan and Europe. Additionally, in July 2022, Biogen announced that the FDA accepted a new drug application (NDA) for tofersen, a drug for ALS associated with mutations in superoxide dismutase 1 (SOD1), and in September 2022, Amylyx Pharmaceuticals, Inc. announced that the FDA approved RELYVRIO™ (sodium phenylbutyrate and taurursodiol) for the treatment of adults with ALS. The FDA granted accelerated approval to tofersen in April 2023, to be marketed as QALSODY™. In seeking accelerated approval, Biogen pointed to biomarker data and the slowing of disease progression in a longer-term follow-up in their study. Other competitors are pursuing product candidates that act on the same targets or through comparable mechanisms of action.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including any requirement to implement a Risk Evaluation and Mitigation Strategy), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to ensure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity, if FDA revokes the orphan drug designation, or if FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab and AL101 for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating. FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period.

As discussed above, in litigation in 2021, a court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire designated disease or condition. This appellate court decision created uncertainty in the application of orphan drug exclusivity. In January, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the applicable court ruling, the FDA intends to continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that has not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.

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

In December 2019, the FDA granted Fast Track designation for latozinemab, and in January 2020, the FDA granted Fast Track designation for AL101, each for the treatment of patients with FTD carrying specific genetic mutations in the granulin gene. If our clinical development program does not continue to meet the criteria for Fast Track designation, or if our clinical trials are suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we may not realize all the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, the Centers for Medicare and Medicaid Services (CMS) published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Further, in April 2022, CMS released a national policy for coverage of aducanumab and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease. CMS reiterated this policy in January 2023 in connection with the approval of lecanemab. According to the two-part National Coverage Determination (NCD), Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA when furnished in accordance with the coverage criteria specified below under coverage with evidence development. CMS will also provide enhanced access and coverage for Medicare patients participating in CMS-approved studies, such as data collection through routine clinical practice or registries. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. In February 2023, CMS again reiterated these policies in rejecting a petition from the Alzheimer’s Association to provide wider coverage for lecanemab. Current and future CMS coverage restrictions on classes of drugs that encompass our product candidates could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

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
•
the availability of capital.

We expect that the above healthcare reform measures and others that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. There may be further federal and state legislation and regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, Innovent will not be conducting the AL008 first in human studies in China, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector continues to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs, for the manufacture of each of our product candidates, as well as with GSK for latozinemab and AL101, and with AbbVie for AL002. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

We rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates, and development and commercialization of our product candidates are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement with Adimab. Under the 2014 Adimab Collaboration Agreement, we are developing antibodies discovered by Adimab in our latozinemab and AL101 product candidates, and we are developing an antibody optimized by Adimab in our AL002 product candidate. In August 2019, we entered into a new collaboration agreement with Adimab for development of antibodies for use in future programs. In 2021, we entered into another collaboration agreement with Adimab, which granted us an exclusive option to obtain a specified number of engineered sequences discovered or optimized by Adimab and directed against targets that we select. Additionally, in October 2017, we entered into an agreement with

AbbVie to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of the progranulin-elevating monoclonal antibodies, latozinemab and AL101.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our leadership, including our Chief Executive Officer, Dr. Arnon Rosenthal. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to either find suitable replacements in the event of such loss or to attract senior management personnel to fill open positions could result in delays in the development of our product candidates and harm our business.

We conduct our operations at our facility in South San Francisco, California, a region that is headquarters to many other biopharmaceutical companies as well as many academic and research institutions, which may limit our ability to hire competitively and retain highly qualified personnel from or outside of our region.

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

As of March 31, 2023, we had 273 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Our near-term financial performance and development plans also require that we manage our personnel, and we recently committed to a plan to reduce our workforce to better align our resources with our current strategic priorities. We initiated a reduction in force impacting approximately 30 employees across the organization effective March 2023. One-time restructuring charges associated with the reduction in force are expected to be approximately $2.1 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. The majority of cash payments related to these expenses will be paid out and the reduction in force is expected to be completed during the first half of 2023. The estimated costs that we expect to incur in connection with the reduction are subject to a number of assumptions, and actual results may differ significantly from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction. Any future reductions in or restructurings of our workforce, whether due to market downturns, uncertainty in capital markets, other macroeconomic changes or any other reason, may generate severance and other costs that may cause our business and operating results to suffer.

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

If we are not able to effectively manage or expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our product candidates, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates, and accordingly, may not achieve our research, development, and commercialization goals.

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work as a result of, or after, the COVID-19 pandemic, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third party research institution collaborators and CROs for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

Business disruptions, including as a result of global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political unrest, including the ongoing conflict between Russia and Ukraine, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption.

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

•
general economic, political, industry, and market conditions, including a rising rate of inflation or period of economic recession; and
•
the other factors described in this “Risk Factors” section.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. On February 28, 2023 we filed an omnibus shelf registration statement on Form S-3 with the SEC, which, upon becoming effective, will permit us to issue up to $400 million in common stock, other equity securities and/or debt securities. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and expect that we will need to continue to hire, additional accounting, finance, and other personnel in connection with our being, and our efforts to comply with the requirements of being, a public company, and our management and other personnel have devoted and will continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 5% for the 3 months ended March 31, 2023. If the inflation rate continues to increase it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we maintain certain immaterial deposit accounts, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.2	10/6/2020
10.1#	Amendment Number One to Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., effective February 13, 2023.					X
10.2#	Amendment Number One to the 2019 Collaboration Agreement between the Registrant and Adimab, LLC, effective August 16, 2022.	10-K	001-38792	10.18	2/28/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

ALECTOR, INC.

Date: May 4, 2023	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Marc Grasso
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)