Form 10-Q
period 2023-06-30
Alector, Inc.
filed 2023-08-03
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 83,830,300 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our estimates of the number of patients in the United States and the European Union who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
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
•
the impact of worldwide economic conditions, including macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of the coronavirus (COVID-19) pandemic and geopolitical events, on our business;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$131,540	$154,323
Marketable securities	498,508	558,528
Receivable from collaboration partner	7,825	2,587
Prepaid expenses and other current assets	10,119	10,997
Total current assets	647,992	726,435
Property and equipment, net	24,289	25,521
Operating lease right-of-use assets	26,302	27,811
Restricted cash	1,549	1,472
Other assets	8,605	6,409
Total assets	$708,737	$787,648
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,667	$4,189
Accrued clinical supply costs	6,536	5,559
Accrued liabilities	22,918	27,771
Deferred revenue, current portion	68,550	48,231
Refund liability to collaboration partner, current portion	21,400	—
Operating lease liabilities, current portion	8,199	8,059
Total current liabilities	132,270	93,809
Deferred revenue, long-term portion	245,343	443,370
Refund liability to collaboration partner, long-term portion	101,175	—
Operating lease liabilities, long-term portion	32,745	35,268
Other long-term liabilities	898	759
Total liabilities	512,431	573,206
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 83,830,300 and 82,895,718 shares issued and outstanding as of June 30, 2023 and December 31, 2022	8	8
Additional paid-in capital	821,853	798,696
Accumulated other comprehensive loss	(1,386)	(4,575)
Accumulated deficit	(624,169)	(579,687)
Total stockholders' equity	196,306	214,442
Total liabilities and stockholders' equity	$708,737	$787,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$56,214	$79,851	$72,763	$104,325
Operating expenses:
Research and development	46,177	54,534	98,064	107,577
General and administrative	13,626	15,842	28,403	31,396
Total operating expenses	59,803	70,376	126,467	138,973
Income (loss) from operations	(3,589)	9,475	(53,704)	(34,648)
Other income, net	6,357	1,450	11,516	1,714
Income (loss) before income taxes	2,768	10,925	(42,188)	(32,934)
Income tax expense	1,393	1,042	2,294	1,800
Net income (loss)	1,375	9,883	(44,482)	(34,734)
Unrealized gain (loss) on marketable securities	813	(2,289)	3,189	(5,281)
Comprehensive income (loss)	$2,188	$7,594	$(41,293)	$(40,015)
Net income (loss) per share:
Basic net income (loss) per share	$0.02	$0.12	$(0.53)	$(0.42)
Diluted net income (loss) per share	$0.02	$0.12	$(0.53)	$(0.42)
Weighted-average shares used in calculating:
Shares used in computing net income (loss) per share, basic	83,497,125	82,394,784	83,186,052	82,248,880
Shares used in computing net income (loss) per share, diluted	83,566,293	82,588,368	83,186,052	82,248,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance — December 31, 2022	82,895,718	$8	$798,696	$(4,575)	$(579,687)	$214,442
Exercise of stock options	132,191	—	1,079	—	—	1,079
Vesting of restricted stock units	323,869	—	—	—	—	—
Stock-based compensation	—	—	10,975	—	—	10,975
Unrealized gain on marketable securities	—	—	—	2,376	—	2,376
Net loss	—	—	—	—	(45,857)	(45,857)
Balance — March 31, 2023	83,351,778	8	810,750.00	(2,199)	(625,544)	183,015
Purchase of common stock under employee stock purchase plan	139,267	—	881	—	—	881
Vesting of restricted stock units	339,255	—	—	—	—	—
Stock-based compensation	—	—	10,222	—	—	10,222
Unrealized gain on marketable securities	—	—	—	813	—	813
Net income	—	—	—	—	1,375	1,375
Balance — June 30, 2023	83,830,300	$8	$821,853	$(1,386)	$(624,169)	$196,306

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,482)	$(34,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,824	2,973
Stock-based compensation	21,197	24,417
Amortization of premiums and accretion of discounts on marketable securities	(5,919)	718
Amortization of right-of-use assets	1,509	1,343
Changes in operating assets and liabilities:
Receivable from collaboration partner	(5,238)	(1,425)
Prepaid expenses and other current assets	878	(2,279)
Other assets	(2,196)	(345)
Accounts payable	634	(530)
Accrued liabilities and accrued clinical supply costs	(3,382)	(6,175)
Deferred revenue	(49,308)	95,675
Refund liability to collaboration partner	(5,825)	—
Lease liabilities	(2,383)	(2,064)
Other long-term liabilities	139	75
Net cash provided by (used in) operating activities	(91,552)	77,649
Cash flows from investing activities:
Purchase of property and equipment	(2,242)	(1,436)
Purchase of marketable securities	(268,506)	(321,290)
Maturities of marketable securities	337,634	84,801
Net cash provided by (used in) investing activities	66,886	(237,925)
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	1,079	2,524
Purchase of common stock under employee stock option plan	881	865
Net cash provided by financing activities	1,960	3,389
Net increase in cash, cash equivalents, and restricted cash	(22,706)	(156,887)
Cash, cash equivalents, and restricted cash at beginning of period	155,795	330,624
Cash, cash equivalents, and restricted cash at end of period	133,089	$173,737
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$753	$945

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash and cash equivalents	$131,540	$172,265
Restricted cash	1,549	1,472
Total cash, cash equivalents, and restricted cash	$133,089	$173,737

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

Comprehensive Income (Loss)

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are the result of transactions and economic events other than those with stockholders. The Company’s only element of comprehensive loss was net unrealized gain (loss) on marketable securities.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2023
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$74,922	$—	$—	$74,922
U.S. government treasury securities	Level 1	295,626	—	(1,123)	294,503
Certificates of deposit	Level 2	6,847	—	(4)	6,843
Commercial paper	Level 2	126,952	—	(36)	126,916
Agency bonds	Level 2	22,340	3	(51)	22,292
Corporate bonds	Level 2	55,978	1	(177)	55,802
Total cash equivalents and marketable securities		$582,665	$4	$(1,391)	$581,278

	December 31, 2022
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$74,848	$—	$—	$74,848
U.S. government treasury securities	Level 1	506,372	7	(4,569)	501,810
Commercial paper	Level 2	44,438	2	(8)	44,432
Corporate bonds	Level 2	29,352	4	(10)	29,346
Total cash equivalents and marketable securities		$655,010	$13	$(4,587)	$650,436

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of June 30, 2023, the remaining contractual maturities of $563.3 million of investments were less than one year and $17.9 million of investments were after one year through two years. As of June 30, 2023, seven U.S. government treasury securities with an aggregate fair value of $69.7 million and an aggregate unrealized loss of $0.4 million were in a loss position for more than twelve months. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2023.

5. Collaboration Agreements

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

The Company and GSK will jointly develop latozinemab and AL101 with GSK conducting Phase 3 clinical trials for Alzheimer’s disease, Parkinson’s disease and other non-orphan indications. GSK will also conduct the initial Phase 2 trial for AL101 in Alzheimer’s disease. The Company and GSK will share development costs 60% by GSK and 40% by the Company except that subject to the GSK Amendment (defined below), the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

In May 2023, the Company and GSK amended the GSK Agreement (GSK Amendment). Under the terms of the GSK Amendment, the Company is responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the initial Phase 2 trial for AL101 in Alzheimer’s disease. The Company assessed the GSK Amendment in accordance with ASC 606 and concluded that the GSK Amendment was a contract modification to the GSK Agreement. Accordingly, the transaction price as of May 2023, was updated from $700 million to $571.6 million and the difference of $128.4 million was recorded as refund liability to collaboration partner for the expected cost reimbursement to GSK. The refund liability is an estimate of variable consideration calculated as the difference between the Company’s maximum funding of $140.5 million and the Company’s cost budget estimated using the expected value method. The Company determined that the modified performance obligation for AL101 Alzheimer’s Disease program is performing development activities to support the initial Phase 2 trial, including license rights and know-how. The Company updated the cost-based input measure of progress for the modified performance obligation and recorded a cumulative catch-up adjustment to revenue of $26.9 million on the modification date relating to performance obligation which was satisfied in prior periods.

Collaboration revenue under the GSK Agreement during the three and six months ended June 30, 2023 was $38.0 million and $49.4 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. For the three and six months ended June 30, 2022 collaboration revenue under the GSK agreement was $21.3 million and $42.4 million, respectively. The deferred revenue related to the GSK Agreement was $267.2 million and $444.9 million as of June 30, 2023 and December 31, 2022, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials. For the three months ended June 30, 2023, we recorded a $4.7 million decrease to collaboration revenue under the GSK Agreement due to an increase in total expected costs to satisfy the performance obligations for the latozinemab program.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three and six months ended June 30, 2023, the Company recognized a reduction of research and development expense of $8.9 million and $11.0 million, respectively, under the GSK Agreement. For the three and six months ended June 30, 2022, the company recognized a reduction of research and development expenses of $3.3 million and $8.8 million, respectively, under the GSK Agreement.

AbbVie

The Company entered into an agreement in October 2017 with AbbVie Biotechnology, Ltd. (AbbVie) to co-develop antibodies to two program targets in preclinical development (AbbVie Agreement). Under the terms of the AbbVie Agreement, AbbVie made $205.0 million in upfront payments, of which $5.0 million and $200.0 million were received by the Company in October 2017 and January 2018, respectively. The Company was to perform research and development services for the two programs through the end of Phase 2 clinical trials, which were each considered to be separate performance obligations. AbbVie decided to terminate one of the two collaboration programs, the CD33 collaboration program, after AbbVie and Alector concluded that further development of AL003, the asset being developed under that program, was not warranted. AbbVie provided written notice to terminate the CD33 collaboration program on June 30, 2022. Accordingly, the Company is no longer developing that program and will not be eligible for any future milestones related to that program from AbbVie. The Company continues to develop the AL002 program under the AbbVie Agreement. AbbVie has the exclusive right to exercise an option under the AbbVie Agreement with the Company for $250.0 million. If AbbVie exercises its option for the AL002 program, AbbVie would take over development of the product candidate, and the program costs will be split between the parties. The Company would also share in profits and losses upon commercialization of any products. Alternatively, following AbbVie’s exercise of its option for the AL002 program, the Company may opt out of sharing in development costs and profits or losses for that program and instead receive tiered royalties. Additionally, under the terms of the AbbVie Agreement, the Company will be eligible to earn up to an additional $225.0 million in milestone payments related to the regulatory approval for up to three indications. The Company assessed its collaboration agreement with AbbVie in the context of the delivery of the research and development services.

In February 2023, the Company and AbbVie amended the AbbVie Agreement (AbbVie Amendment), which resulted in the Company receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial. In addition, under the terms of the AbbVie Amendment, the Company will be eligible to earn up to an additional $12.5 million to support the enrollment of additional patients to replace discontinuations. The performance obligations to conduct the LTE trial and enroll additional patients are not considered distinct from the AL002 program performance obligation. The receivable from collaboration partner related to the enrollment of additional patients was $5.7 million as of June 30, 2023. The transaction price as of June 30, 2023 included fixed consideration consisting of the upfront payments of $205.0 million, the $17.8 million LTE milestone payment, and the $12.5 million payment for enrollment of additional patients.

Collaboration revenue under the AbbVie Agreement during the three months ended June 30, 2023 was $18.2 million, $10.8 million of which was included in deferred revenue at the beginning of the period. Collaboration revenue under the AbbVie Agreement during the six months ended June 30, 2023 was $23.4 million, $5.5 million of which was included in deferred revenue at the beginning of the period. Collaboration revenue for the three and six months ended June 30, 2022 was $58.6 million and $61.9 million, respectively. The deferred revenue related to the AbbVie Agreement was $46.7 million and $46.7 million as of June 30, 2023 and December 31, 2022, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of the ongoing Phase 2 and Phase 2 LTE clinical trials. For the three months ended June 30,

2023, we recorded a $3.2 million increase to collaboration revenue under the AbbVie Agreement due to a decrease in total expected costs to satisfy the performance obligation for the AL002 program.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Research and development	$5,314	$6,744	$10,969	$13,370
General and administrative	4,908	5,734	10,228	11,047
Total stock-based compensation	$10,222	$12,478	$21,197	$24,417

2019 Equity Incentive Plan and 2022 Inducement Plan

On January 1, 2023, the Company added 4,144,785 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan (2019 Plan). As of June 30, 2023, the Company had reserved 23,884,144 shares of common stock for issuance under the 2019 Plan, of which 10,383,608 shares were available for issuance of future awards. On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. As of June 30, 2023, 1,407,389 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	13,713,272	$14.62
Granted	153,438	8.34
Exercised	(132,192)	8.16
Forfeited	(1,472,398)	13.47
Outstanding as of June 30, 2023	12,262,120	$14.75	$7.1	$—
Exercisable as of June 30, 2023	7,733,902	$14.86	$6.3	$—
Vested and expected to vest as of June 30, 2023	12,262,120	$14.75	$7.1	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. As of June 30, 2023, total unrecognized stock-based compensation related to unvested stock options was $43.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

Restricted Stock Activity

Activity for the RSUs is shown below. In May 2021 and January 2022, the Company issued RSUs with market conditions to certain executives, which are also included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2022	3,044,618	$11.68
Granted	930,382	7.52
Vested	(663,123)	11.83
Forfeited	(268,601)	11.32
Unvested restricted stock units as of June 30, 2023	3,043,276	$10.21

As of June 30, 2023, total unrecognized stock-based compensation related to unvested restricted stock units was $26.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. On January 1, 2023, 591,397 shares were added to the shares reserved for issuance under the 2019 ESPP pursuant to the annual automatic increase. As of June 30, 2023, the Company has reserved for issuance 3,234,549 shares of common stock pursuant to the 2019 ESPP. Each offering period is approximately six months long. 2019 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

7. Income Taxes

For the three and six months ended June 30, 2023, the Company's effective tax rate was 50.3% and (5.4)%, respectively. For the three and six months ended June 30, 2022, the Company's effective tax rate was 1.3% and (1.2)%, respectively. The difference between the effective tax rate as of June 30, 2023 and 2022, respectively, and the U.S. federal statutory rate of 21% was primarily due to the recognition of a certain amount of current year income tax as a result of the capitalization of research and development expenses under Section 174 of the Internal Revenue Code, effective beginning in 2022. Section 174 of the Internal Revenue Code requires capitalization of research and development expenses to then be amortized over five years for U.S. based research and 15 years for research conducted outside of the U.S., which limits the amount of research and development expenses that can be used to offset income in the current year.

8. Related Party Transactions

In 2014, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its latozinemab and AL101 programs and is developing antibodies optimized by Adimab in its AL002 program (2014 Adimab Agreement). The 2014 Adimab Agreement also provided for the Company’s development of antibodies optimized by Adimab in its AL003 program, which was terminated in June 2022. In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies, the term of which was extended effective August 2022 (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for antibody engineering research programs (2021 Adimab Agreement). The 2021 Adimab Agreement expired and the Company did not exercise any option to carry forward any of the results. Tillman Gerngross, Ph.D, the Executive Chairman of the board of directors of Adimab is a co-founder and former director of Alector. Dr. Gerngross resigned as a member of the Company's board of directors, effective June 15, 2023. For the three and six months ended June 30, 2023, the Company did not incur any expenses. For the three and six months ended June 30, 2022, the Company incurred expenses of less than $0.1 million and $0.2 million, respectively. The Company had no accrued liabilities due to Adimab as of June 30, 2023 and December 31, 2022. Under the 2014 Adimab Agreement, the Company has made milestone payments and will owe low- to mid- single-digit royalty payments for commercial sales of the product candidate. Under the 2019 Adimab

Agreement, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of any covered product candidates.

9. Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,375	$9,883	$(44,482)	$(34,734)
Denominator:
Weighted-average number of shares outstanding basic	83,497,125	82,394,784	83,186,052	82,248,880
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted stock units	69,168	193,584	—	—
Weighted-average number of shares outstanding, diluted	83,566,293	82,588,368	83,186,052	82,248,880
Net income (loss) per share, basic	$0.02	$0.12	$(0.53)	$(0.42)
Net income (loss) per share, diluted	$0.02	$0.12	$(0.53)	$(0.42)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock subject to future vesting	3,043,276	1,363,201	3,043,276	1,363,201
Options to purchase common stock	12,231,363	12,637,131	12,262,120	13,739,413
Shares committed under 2019 ESPP	173,878	83,821	173,878	100,385
Total	15,448,517	14,084,153	15,479,274	15,202,999

10. Restructuring

On March 28, 2023, the Company committed to a plan to reduce its workforce by approximately 11% to better align the Company’s resources with its previously announced strategic prioritization of its late-stage progranulin and TREM2 immuno-neurology programs. The Company initiated a reduction in force impacting approximately 30 employees across the organization effective March 29, 2023. One-time restructuring charges associated with the reduction in force are expected to be approximately $2.0 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. For the three and six months ended June 30, 2023, the Company incurred restructuring costs of $0.2 million and $1.9 million that were included in operating expenses. Accrued liabilities associated with restructuring costs were $0.2 million as of June 30, 2023. The Company expects to incur additional restructuring costs of approximately $0.1 million prior to the end of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to advance a broad portfolio of product candidates, validated by human genetics, which we believe will improve the probability of technical success over shorter development timelines. As a result, we have identified over 100 immune system targets. Three product candidates, latozinemab (also referred to as AL001), AL002, and AL101, are in clinical development. We continue to develop our preclinical and research pipeline, and we are developing our proprietary blood brain barrier technology to potentially apply to next generation product candidates. We are focusing our development resources on latozinemab in frontotemporal dementia (FTD) and AL002 and AL101 in Alzheimer's disease (AD). We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, GSK and AbbVie.

In July 2021, we entered into a Collaboration and License Agreement with GSK (GSK Agreement) to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101.

Latozinemab modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders. Latozinemab is in development as a potential treatment for FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and roughly 110,000 people in the European Union.

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD due to a progranulin gene mutation (FTD-GRN). We and GSK held a Type C meeting with the U.S. Food and Drug Administration (FDA) and received scientific advice from the European Medicines Agency (EMA) regarding the pivotal INFRONT-3 Phase 3 clinical trial of latozinemab in participants with frontotemporal dementia due to FTD-GRN. We and GSK aligned with the FDA and EMA to conduct the primary analysis on symptomatic participants in INFRONT-3. Based on feedback from the regulatory agencies, the companies performed a sample size re-estimation that is anticipated to support a more focused enrollment of approximately 90-100 symptomatic participants for a treatment duration of 96 weeks. We plan to complete enrollment in INFRONT-3 in the fourth quarter of 2023. In prior clinical studies, latozinemab demonstrated elevation of progranulin levels to the normal range and early signals of exploratory biomarker and clinical activity. Latozinemab has been well tolerated in healthy volunteers and FTD-GRN and FTD-C9orf72 patients in our Phase 1a and Phase 1b clinical trials, and in our open label Phase 2 clinical trial.

We previously presented data for latozinemab from our ongoing open-label Phase 2 clinical trial, INFRONT-2 in patients with FTD-GRN in 2021, and in March 2022, we presented additional data from the INFRONT-2 trial of latozinemab in FTD patients with FTD-C9orf72. In a recent data cut from the FTD-C9orf72 cohort of the open label INFRONT-2 Phase 2 clinical trial of latozinemab, we confirmed a two- to threefold elevation in progranulin levels in CSF and plasma. We conducted an analysis of disease progression rates for the 14 participants who were treated with latozinemab compared with baseline-matched controls from the ALLFTD registry. The small sample size and a high degree of variability in disease progression in both groups rendered the results uninformative regarding treatment effect.

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, and will be investigated for the potential treatment of larger indications including Alzheimer’s disease and Parkinson’s disease. In May 2023, we and GSK amended the GSK Agreement. Under the terms of the GSK Amendment, we are responsible for funding and sharing in GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of AL101 in AD. We and GSK plan to initiate a global Phase 2 clinical trial in early AD, and GSK will be conducting that trial.

Our AL002 product candidate targets Triggering Receptor Expressed on Myeloid cells 2 (TREM2) to increase the functionality of TREM2 signaling and enhance microglia cell activation. In October 2017, we entered into the Co-Development and Option Agreement with AbbVie, and we are currently developing AL002 for the treatment of Alzheimer’s disease in collaboration with AbbVie.

In January 2023, the first patient was enrolled and dosed in a long-term extension (LTE) of our INVOKE-2 Phase 2 clinical trial. In February 2023, we and AbbVie amended the AbbVie agreement, which resulted in our receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in an LTE trial. Under the terms of the AbbVie Amendment, the Company will be eligible to earn up to an additional $12.5 million to support the enrollment of additional patients in the ongoing INVOKE-2 trial to replace discontinuations. We closed screening and plan to complete enrollment in the INVOKE-2 clinical trial in the third quarter of 2023, with data expected in the fourth quarter of 2024.

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO) and follow-on offering.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net income was $1.4 million for the three months ended June 30, 2023 and net loss was $44.5 million for the six months ended June 30, 2023. Our net income was $9.9 million for the three months ended June 30, 2022 and net loss was $34.7 million for the six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $624.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On March 28, 2023, we committed to a plan to reduce our workforce by approximately 11% to better align our resources with our previously announced strategic prioritization of our late-stage progranulin and TREM2 immuno-neurology programs. We initiated a reduction in force impacting approximately 30 employees across the organization, effective March 29, 2023. We expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2025, beyond multiple key clinical milestones for our prioritized late-stage programs.

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

Under the terms of the AbbVie Agreement, in addition to receiving the upfront payments from AbbVie, we may also be entitled to development and regulatory milestone payments, an opt-in payment for continued development of AL002, and other future payments from profit sharing or royalties after commercialization of product candidates from such program.

Under the terms of the AbbVie Amendment signed in February 2023, the Company received a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial.

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments for latozinemab and AL101. Alector and GSK are jointly developing latozinemab and AL101. In May 2023, we and GSK amended the GSK Agreement. Under the terms of the GSK Amendment, we are responsible for funding and sharing in GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 clinical trial of AL101 in AD.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $313.9 million as of June 30, 2023, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial (INFRONT-3), and which has an ongoing Phase 2 clinical trial; AL002, which is being studied in a Phase 2 clinical trial; and AL101, for which we have completed a Phase 1 clinical trial. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Dollar
	2023	2022	Change
	(In thousands)
Collaboration revenue	$56,214	$79,851	$(23,637)
Operating expenses:
Research and development	46,177	54,534	(8,357)
General and administrative	13,626	15,842	(2,216)
Total operating expenses	59,803	70,376	(10,573)
Income (loss) from operations	(3,589)	9,475	(13,064)
Other income, net	6,357	1,450	4,907
Income before income taxes	2,768	10,925	(8,157)
Income tax expense	1,393	1,042	351
Net income	$1,375	$9,883	$(8,508)

Revenue

Collaboration revenue was $56.2 million for the three months ended June 30, 2023, compared to $79.9 million for the three months ended June 30, 2022. The $23.6 million decrease was mainly due to $68.9 million of collaboration revenue recognized in the second quarter of 2022 due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program and a $16.7 million decrease in revenue recognized for the latozinemab programs. This was offset by a $33.5 million increase in revenue recognized for the AL101 programs, including a cumulative non-cash revenue adjustment due to a contract modification to have GSK operationalize the AL101 Phase 2 study, and a $28.5 million increase to collaboration revenue for the AL002 program due to changes in total expected costs and the addition of AL002 LTE and patient replacement revenue in 2023. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $46.2 million for the three months ended June 30, 2023, compared to $54.5 million for the three months ended June 30, 2022. The decrease of $8.4 million was mainly due to the Company’s strategy to prioritize late-stage programs and higher cost share amounts with GSK that are recorded as contra expense.

	Three Months Ended June 30,		Dollar
	2023	2022	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$1,659	$6,620	$(4,961)
AL101	198	3,831	(3,633)
AL002	14,928	6,957	7,971
Other programs	5,290	11,230	(5,940)
Indirect research and development expenses
Personnel related (including stock-based compensation)	18,054	19,549	(1,495)
Facilities and other unallocated research and development expenses	6,048	6,347	(299)
Total research and development expenses	$46,177	$54,534	$(8,357)

General and Administrative Expenses

General and administrative expenses were $13.6 million for the three months ended June 30, 2023, compared to $15.8 million for the three months ended June 30, 2022. The decrease of $2.2 million was mainly driven by a decrease in consulting expenses related to accounting, recruiting, IT, and other general expenses.

Other Income, Net

Other income, net was $6.4 million for the three months ended June 30, 2023, compared to $1.5 million for the three months ended June 30, 2022. The increase of $4.9 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income Tax Expense was $1.4 million for the three months ended June 30, 2023, compared to $1.0 million for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Dollar
	2023	2022	Change
	(In thousands)
Collaboration revenue	$72,763	$104,325	$(31,562)
Operating expenses:
Research and development	98,064	107,577	(9,513)
General and administrative	28,403	31,396	(2,993)
Total operating expenses	126,467	138,973	(12,506)
Loss from operations	(53,704)	(34,648)	(19,056)
Other income, net	11,516	1,714	9,802
Loss before income taxes	(42,188)	(32,934)	(9,254)
Income tax expense	2,294	1,800	494
Net loss	$(44,482)	$(34,734)	$(9,748)

Revenue

Collaboration revenue was $72.8 million for the six months ended June 30, 2023, compared to $104.3 million for the six months ended June 30, 2022. The $31.6 million decrease was mainly due to $68.9 million of collaboration revenue recognized in the second quarter of 2022 due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program and a $27.6 million decrease in revenue recognized for the latozinemab programs. This was offset by a $34.5 million increase in revenue recognized for the AL101 programs, including a cumulative non-cash revenue adjustment due to contract modification to have GSK operationalize the AL101 Phase 2 study, and a $30.8 million increase to collaboration revenue for the AL002 program due to changes in total expected costs and the addition of AL002 LTE and patient replacement revenue in 2023. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $98.1 million for the six months ended June 30, 2023, compared to $107.6 million for the six months ended June 30, 2022. The decrease of $9.5 million was mainly due to the Company’s strategy to prioritize late-stage programs, higher cost share amounts with GSK that are recorded as contra expense, and less manufacturing expense due to the timing of production.

	Six Months Ended June 30,		Dollar
	2023	2022	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$5,970	$16,273	$(10,303)
AL101	1,970	4,481	(2,511)
AL002	25,992	13,779	12,213
Other programs	12,264	22,424	(10,160)
Indirect research and development expenses
Personnel related (including stock-based compensation)	39,987	38,080	1,907
Facilities and other unallocated research and development expenses	11,881	12,540	(659)
Total research and development expenses	$98,064	$107,577	$(9,513)

General and Administrative Expenses

General and administrative expenses were $28.4 million for six months ended June 30, 2023, compared to $31.4 million for the six months ended June 30, 2022. The decrease of $3.0 million was mainly driven by a decrease in consulting expenses related to accounting, recruiting, IT, and other general expenses.

Other Income, Net

Other income, net was $11.5 million for the six months ended June 30, 2023, compared to $1.7 million for the six months ended June 30, 2022. The increase of $9.8 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income Tax Expense was $2.3 million for the six months ended June 30, 2023, compared to $1.8 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

Since our inception through June 30, 2023, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of June 30, 2023, we had $630.0 million of cash, cash equivalents, and marketable securities. As of June 30, 2023, we had an accumulated deficit of $624.2 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements through 2025. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We expect to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in) operating activities	$(91,552)	$77,649
Cash provided by (used in) investing activities	66,886	(237,925)
Cash provided by financing activities	1,960	3,389

Operating Activities

For the six months ended June 30, 2023, cash used for operating activities was $91.6 million. This was mainly due to the net loss of $44.5 million. We had a decrease in deferred revenue of $49.3 million.

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

Investing Activities

For the six months ended June 30, 2023, cash used in investing activities of $66.9 million was primarily related to the maturities of marketable securities of $337.6 million offset by purchases of marketable securities of $268.5 million.

For the six months ended June 30, 2022, cash used in investing activities of $237.9 million was primarily related to the maturities of marketable securities of $84.8 million offset by purchases of marketable securities of $321.3 million.

Financing Activities

For the six months ended June 30, 2023, cash provided by financing activities of $1.9 million was primarily from the exercise of options to purchase common stock and the issuance of stock from ESPP.

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended June 30, 2023, we recorded a $4.7 million decrease to collaboration revenue under the GSK Agreement due to an increase in total expected costs to satisfy the performance obligations for the latozinemab program. We also recorded a $3.2 million increase to collaboration revenue under the AbbVie Agreement due to a decrease in total expected costs to satisfy the performance obligation for the AL002 program.

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

We had cash, cash equivalents, and marketable securities of $630.0 million as of June 30, 2023, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.3 million as of June 30, 2023.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of June 30, 2023, approximately $5.4 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Research and development of biopharmaceutical products is inherently risky. Our business is heavily dependent on the successful development of our product candidates, which are in various stages of preclinical and clinical development. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they may be commercialized.
•
We may not be successful in our efforts to continue to create a pipeline of product candidates from our research and drug discovery platform or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates from our research and drug discovery platform, our commercial opportunity may be limited.
•
We may not be successful in our efforts to carry out our obligations under our collaborations for our product development and research programs; for instance, without limitation, we may not complete in a timely manner or at all our contractual obligations to Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), and AbbVie Biotechnology, Ltd. (AbbVie).
•
We may not be successful in our efforts to obtain approval for additional or expanded indications for any product candidates that receive approval for a given indication.

•
We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen both limited success in drug development and evolving standards for regulatory approval. Further, our product candidates are based on new approaches and novel technology, and we must identify and develop new biomarkers that are signs of a disease or condition and that can measure impact on disease progression of our product candidates, which makes it difficult to predict the time and cost of product candidate development and subsequent regulatory approval.
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
•
Our operations and financial results could be adversely impacted by the effects of worldwide economic conditions, including macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of the COVID-19 pandemic and geopolitical events.
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

We are a clinical stage biopharmaceutical company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including frontal temporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS). We commenced operations in May 2013. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab, we are in a Phase 2 clinical trial for one product candidate, AL002, and we have completed a Phase 1 clinical trial for AL101. We decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. In addition, AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector concluded that further development of AL003, the asset being developed under that program, was not warranted. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net income of $1.4 million and $44.5 million net loss for the three and six months ended June 30, 2023. We incurred net income of $9.9 million and net loss of $34.7 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $624.2 million.

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

Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates and obtaining regulatory approvals, launching and commercializing any product candidate will require substantial additional funding.

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
•
developing a sustainable and scalable manufacturing process for our product candidates;
•
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
•
launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, whether alone or in collaboration with a partner, including the establishment of any necessary sales, marketing, and distribution infrastructure;
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
•
addressing impacts on our clinical trials resulting from factors related to the effects of worldwide economic conditions, including macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of the COVID-19 pandemic and geopolitical events;
•
maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•
attracting, hiring, and retaining qualified personnel in a competitive compensation environment.

To date, clinical development of two of our product candidates has been terminated. AbbVie decided to terminate the CD33 collaboration program, after AbbVie and Alector concluded that further development of AL003, the asset being developed under that program, was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. FDA or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

We will need to obtain substantial additional financing to complete the development and any commercialization of our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our commercialization efforts, product development, or other operations.

Our operations have required substantial amounts of cash since inception, and we expect our expenses to increase significantly in the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, ALS, and Parkinson’s disease, will require substantial amounts of capital. We will also require a significant amount of capital for the further development of our product candidates, and if any of such product candidates are approved, to commercialize any approved products.

As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $630.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our projected operations through 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of the COVID-19 pandemic and geopolitical events, including the Russian invasion of Ukraine, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced a significant downturn over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us, or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may be on unfavorable terms, including interest rates, and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing or other transactions, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us.

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

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector continues to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic test and any applicable regulatory requirements that would need to be met to enable its use.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. For example, after completion of the Phase 1 trial for AL003 and reviewing the collaboration program with us, AbbVie decided to terminate the CD33 collaboration program, under which AL003 was being developed.

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

We have never completed a clinical development program. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab, we are in Phase 2 clinical development for one product candidate, AL002, and we have completed a Phase 1 clinical trial for AL101. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For any product candidates that have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion.

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled, or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdiction. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our business, financial condition, results of operations, and our growth prospects could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, whether for the treatment of neurodegenerative diseases or other diseases, we cannot be assured that any such product candidate will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives.

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

We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, and we must identify and develop new biomarkers that are signs of a disease or condition and that can measure impact on disease progression of our product candidates, which makes it difficult to predict the time and cost of product candidate development and to subsequently obtain regulatory approval.

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do or sooner than anticipated, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector continues to evaluate data and documentation from that IND application to potentially support an IND submission in the U.S. Furthermore, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, impacts of worldwide economic conditions, including the COVID-19 pandemic and other geopolitical events.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We have pursued measures to enroll our Phase 3 INFRONT-3 and Phase 2 INVOKE-2 trials, for example, by opening additional clinical trial sites and expanding recruitment efforts to enroll the INFRONT-3 trial. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

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

•
delays in enrolling patients in our clinical trials caused by worldwide economic conditions, including the COVID-19 pandemic and other geopolitical events;
•
competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•
availability of approved products that target the patient populations that we are seeking to enroll;
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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials have been, and may continue to be, delayed or limited due to the effects of worldwide economic conditions, including the COVID-19 pandemic and other geopolitical events. While the impact of the COVID-19 pandemic is lessening, the effects resulting from the COVID-19 pandemic or other public health concerns could continue to delay or prevent the anticipated readouts from our clinical trials. On May 11, 2023, the federal government ended the COVID-19 public health emergency which ended a number of temporary changes made to federally funded programs while others continue to be in effect. The full impact of this termination of the national emergency and such policy changes on FDA and other regulatory policies and operations remain unclear.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in healthy volunteers or one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocol elements, and the rate of dropout among clinical trial participants. Open-label or long-term extension studies may also extend the timing and cost of a clinical program substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

For example, in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, treatment-emergent MRI findings resembling amyloid related imaging abnormalities (ARIA) have been observed. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. The incidence of ARIA has been shown to increase in Alzheimer’s disease patients with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. We do not yet know whether the biological mechanism(s) causing these MRI changes are the same as that associated with the ARIA that has been described with anti-amyloid beta antibodies. In our INVOKE-2 Phase 2 clinical trial, most cases resembling ARIA were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred early in the trial in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, at that time we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, and are following recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations.

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

Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic or other global health concerns in the United States and the rest of the world.

The COVID-19 pandemic, including several variants that spread throughout the world, adversely impacted global commercial activity. While the impact of the COVID-19 pandemic is lessening, such events have contributed to significant volatility and instability in financial markets, including a rising rate of inflation. The COVID-19 pandemic and government responses created disruption in global supply chains and adversely impacted many industries. The COVID-19 pandemic or other public health concerns could adversely impact economic and market conditions, including a continued rapid increase in inflation rates, and lead to a further extended period of global economic slowdown. The extent to which the COVID-19 pandemic or public health concerns will impact our operations or financial results in the future remains uncertain.

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, such as worker shortages; supply chain issues and disruptions; facilities and production suspensions; increases in inflation rates; and spikes in demand for certain goods and services, such as medical services and supplies. Another continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations.

For example, prolonged public health crisis such as the COVID-19 pandemic, may cause us to experience disruptions, especially supply chain disruptions, that could have severe impacts on our business and clinical trials, such as:

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
•
interruption in supply chains, which may disrupt manufacture of investigational drug product;

•
changes in regulations as part of a response to a global health crisis, which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
•
delays in necessary interactions with regulators, IRBs/ECs and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

We may be required to develop, implement, and maintain additional clinical trial policies and procedures designed to help protect subjects from public health concerns, such as the COVID-19 pandemic, which may delay our anticipated timelines for clinical studies and regulatory approval and increase our costs for clinical studies. In 2020 and 2021, the FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect. In light of the spread of COVID-19 variants or potentially other public health concerns, the FDA, EMA, and comparable foreign regulators may issue additional guidance and policies that may materially impact our business and clinical development timelines. Further changes to existing policies and regulations could increase our compliance costs or delay our clinical plans. To the extent our clinical studies are delayed or data from our clinical studies become compromised due to COVID-19 or other public health related factors, we may be required to expend additional resources to conduct additional studies and/or enroll more participants, which could adversely affect our business operations and delay regulatory approval.

While the impact of the COVID-19 pandemic is lessening, the extent to which it or other public health concerns may impact our business, preclinical studies, and clinical trials will continue to depend on future developments, which cannot be predicted with confidence, such as a resurgence of the pandemic, future travel restrictions, the reinstatement of social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the possibility of new variants. We may also suffer from any of the foregoing disruptions if the COVID-19 virus and subsequent variants experience a resurgence in any particular country or region in the future.

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

For example, during the COVID-19 pandemic certain of our clinical trial sites experienced clinical trial visit delays, and we are aware that for a period of time, some participants in our then ongoing trials did not receive scheduled doses or assessments on time. These events could negatively impact the integrity, reliability, or robustness of the data from our clinical trials. We and our CROs made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and we may be required to make further adjustments in the future due to any resurgence of COVID-19 or in the event of other public health concerns.

To the extent the ongoing COVID-19 pandemic or other public health concerns adversely affect our operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We face significant competition in an environment of rapid technological and scientific change. Some competitors have, and there is a possibility that other competitors will achieve regulatory approval before us. Our competitors' therapies may be safer, more advanced, or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS, as well as for the treatment of cancer. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in January 2023, FDA granted accelerated approval, and in July 2023, FDA granted full approval to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Eisai has also filed marketing authorization applications in Japan and Europe. Additionally, in July 2022, Biogen announced that the FDA accepted a new drug application (NDA) for tofersen, a drug for ALS associated with mutations in superoxide dismutase 1 (SOD1), and in September 2022, Amylyx Pharmaceuticals, Inc. announced that the FDA approved RELYVRIO™ (sodium phenylbutyrate and taurursodiol) for the treatment of adults with ALS. The FDA granted accelerated approval to tofersen in April 2023, to be marketed as QALSODY™. In seeking accelerated approval, Biogen pointed to biomarker data and the slowing of disease progression in a longer-term follow-up in their study. Other competitors are pursuing product candidates that act on the same targets or through comparable mechanisms of action.

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

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity, and/or enforceability of our patents relating to our competitors’ products, and our competitors may allege that our products infringe, misappropriate, or otherwise violate their intellectual property. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

The manufacture of our product candidates is complex, and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products, if approved, for patients, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted or potential future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continued governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid, and Veterans Affairs hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to get reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We may become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, data privacy, product liability, employment, class action or derivative, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, the U.S. federal government has experienced and may in the future experience shutdown or budget sequestration, which could result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. To the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval, e.g., due to the effects of worldwide economic conditions, including the COVID-19 pandemic or other geopolitical events, or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or for seeking regulatory approvals, which could adversely affect our business.

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

Treatment-emergent MRI findings resembling amyloid related imaging abnormalities (ARIA) have been observed. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. The incidence of ARIA has been shown to increase in Alzheimer’s disease patients with the administration of certain Alzheimer's disease therapeutics, namely anti-β-amyloid antibodies. We do not yet know whether the biological mechanism(s) causing these MRI changes are the same as that associated with the ARIA that has been described with anti-amyloid beta antibodies. In our INVOKE-2 Phase 2 clinical trial, most cases resembling ARIA were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred early in the trial in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, at that time we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, and are following recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations.

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
•
we may be required to create a Risk Evaluation and Mitigation Strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, pre-prescription screening or ongoing monitoring for ARIA and/or other adverse events, and/or other elements, such as boxed warning on the packaging, to assure safe use;
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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. While we have obtained orphan drug designation from the FDA for latozinemab and AL101 for treatment of FTD, we may be unable to reap the benefits associated with orphan drug status. In addition, we may be unable to obtain orphan drug designation for any additional product candidates, if we seek such designation.

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

In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by administrative or legislative action will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, the Centers for Medicare and Medicaid Services (CMS) published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of

Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Further, in April 2022, CMS released a national policy for coverage of aducanumab and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease. CMS reiterated this policy in January 2023 in connection with the accelerated approval of lecanemab. According to the two-part National Coverage Determination (NCD), Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA under coverage with evidence development. Following full approval of lecanemab in July 2023, CMS reiterated that it would broadly cover the medication while continuing to gather data. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. In February 2023, CMS again reiterated these policies in rejecting a petition from the Alzheimer’s Association to provide wider coverage for lecanemab. In June 2023, CMS announced that Medicare will cover new Alzheimer’s drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence on how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our product candidates could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance requirements and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the data obtained in our clinical trials. These laws and regulations include GDPR in the European Union and similar requirements in other jurisdictions, as well as state privacy laws within the United States. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are continually working to comply with these laws, and we have devoted, and anticipate needing to continue to devote, significant additional resources to our compliance efforts. It is possible that new legislation may impose new obligations and requirements on similarly situated companies, and these laws may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy, and data protection, or to protect our systems, personal data, and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations, and prospects.

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
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all; and
•
if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs for the manufacture of each of our product candidates, as well as with GSK for latozinemab and AL101, and with AbbVie for AL002. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

We, and the CDMO partners on which we rely, depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials, could harm our business.

We and the CDMO partners on which we rely depend on third-party suppliers for the supply of the raw materials required for the production of our product candidates, and we expect to continue to depend on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. The dependence on these third-party suppliers and the challenges faced in obtaining adequate supplies of raw materials involve several risks, including supply chain issues caused by the effects of worldwide economic conditions, including the COVID-19 pandemic or other geopolitical events, limited control over pricing, the availability of such materials, the quality of such materials, and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required drug product on a development manufacturing services agreement or purchase order basis. We cannot be certain that the suppliers will continue to provide the quantities of these raw materials that are required or satisfy the anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including those caused by the effects of worldwide economic conditions including the COVID-19 pandemic or other geopolitical events could materially harm our ability to manufacture our product candidates until a new source of supply, if any, can be identified and qualified. In such an event, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of the suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Rulings from the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in the recent Supreme Court decision, Amgen Inc. v. Sanofi, 143 S.Ct. 1243 (2023), the Court affirmed a Federal Circuit decision and held that patent claims reciting a genus of antibodies defined by a functional property were invalid because the specification did not provide sufficient teaching to make and use the full scope of the claimed genus. These rulings have created uncertainty with respect to the validity and enforceability of patents, once obtained, for example, with respect to written description and enablement requirements. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

As of June 30, 2023, we had 239 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Our near-term financial performance and development plans also require that we manage our personnel, and we recently committed to a plan to reduce our workforce to better align our resources with our current strategic priorities. We initiated a reduction in force impacting approximately 30 employees across the organization effective March 2023. One-time restructuring charges associated with the reduction in force are expected to be approximately $2.0 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2023. The estimated costs that we expect to incur in connection with the reduction are subject to a number of assumptions, and actual results may differ significantly from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction. Any future reductions in or restructurings of our workforce, whether due to market downturns, uncertainty in capital markets, other macroeconomic changes or any other reason, may generate severance and other costs that may cause our business and operating results to suffer.

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

Our internal computer systems, or those used by third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs or other vendors, contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches that could compromise the confidentiality, integrity, and availability of such systems and data, result in material disruptions of our development programs and business operations, risk disclosure of confidential, financial, or proprietary information, and affect our reputation.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs and other vendors, contractors and consultants, may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work as a result of, or after, the COVID-19 pandemic, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations or those of such third parties, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third party research institution collaborators, clinical trial sites, and CROs and other vendors, consultants and contractors for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. On February 28, 2023 we filed an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, and which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 3.0 % for the 3 months ended June 30, 2023. If the inflation rate continues to increase it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	6/15/2023
10.1#	Letter Agreement Amending the 2021 Collaboration and License Agreement between the Registrant and Glaxo Wellcome UK Ltd. dated May 19, 2023.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	X

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

ALECTOR, INC.

Date: August 3, 2023	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Marc Grasso
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)