Form 10-Q
period 2023-09-30
Alector, Inc.
filed 2023-11-07
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 84,136,381 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$101,964	$154,323
Marketable securities	486,897	558,528
Receivable from collaboration partner	10,465	2,587
Prepaid expenses and other current assets	13,821	10,997
Total current assets	613,147	726,435
Property and equipment, net	23,115	25,521
Operating lease right-of-use assets	26,039	27,811
Restricted cash	1,546	1,472
Other assets	8,548	6,409
Total assets	$672,395	$787,648
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,679	$4,189
Accrued clinical supply costs	7,430	5,559
Accrued liabilities	30,423	27,771
Deferred revenue, current portion	80,561	48,231
Refund liability to collaboration partner, current portion	23,919	—
Operating lease liabilities, current portion	8,390	8,059
Total current liabilities	155,402	93,809
Deferred revenue, long-term portion	229,848	443,370
Refund liability to collaboration partner, long-term portion	91,849	—
Operating lease liabilities, long-term portion	31,843	35,268
Other long-term liabilities	898	759
Total liabilities	509,840	573,206
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 84,136,381 and 82,895,718 shares issued and outstanding as of September 30, 2023 and December 31, 2022	8	8
Additional paid-in capital	831,912	798,696
Accumulated other comprehensive loss	(721)	(4,575)
Accumulated deficit	(668,644)	(579,687)
Total stockholders' equity	162,555	214,442
Total liabilities and stockholders' equity	$672,395	$787,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$9,109	$14,852	$81,872	$119,177
Operating expenses:
Research and development	46,328	48,348	144,392	155,925
General and administrative	13,364	14,252	41,767	45,648
Total operating expenses	59,692	62,600	186,159	201,573
Loss from operations	(50,583)	(47,748)	(104,287)	(82,396)
Other income, net	7,360	2,333	18,876	4,047
Loss before income taxes	(43,223)	(45,415)	(85,411)	(78,349)
Income tax expense	1,252	733	3,546	2,533
Net loss	(44,475)	(46,148)	(88,957)	(80,882)
Unrealized gain (loss) on marketable securities	665	(518)	3,854	(5,799)
Comprehensive loss	$(43,810)	$(46,666)	$(85,103)	$(86,681)
Net loss per share, basic and diluted	$(0.53)	$(0.56)	$(1.07)	$(0.98)
Shares used in computing net loss per share, basic and diluted	83,927,961	82,602,842	83,513,954	82,367,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance — December 31, 2022	82,895,718	$8	$798,696	$(4,575)	$(579,687)	$214,442
Exercise of stock options	132,191	—	1,079	—	—	1,079
Vesting of restricted stock units	323,869	—	—	—	—	—
Stock-based compensation	—	—	10,975	—	—	10,975
Unrealized gain on marketable securities	—	—	—	2,376	—	2,376
Net loss	—	—	—	—	(45,857)	(45,857)
Balance — March 31, 2023	83,351,778	8	810,750	(2,199)	(625,544)	183,015
Purchase of common stock under employee stock purchase plan	139,267	—	881	—	—	881
Vesting of restricted stock units	339,255	—	—	—	—	—
Stock-based compensation	—	—	10,222	—	—	10,222
Unrealized gain on marketable securities	—	—	—	813	—	813
Net income	—	—	—	—	1,375	1,375
Balance — June 30, 2023	83,830,300	$8	$821,853	$(1,386)	$(624,169)	$196,306
Vesting of restricted stock units	306,081	—	—	—	—	—
Stock-based compensation	—	—	10,059	—	—	10,059
Unrealized gain on marketable securities	—	—	—	665	—	665
Net loss	—	—	—	—	(44,475)	(44,475)
Balance — September 30, 2023	84,136,381	$8	$831,912	$(721)	$(668,644)	$162,555

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(88,957)	$(80,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,288	4,320
Stock-based compensation	31,256	35,183
Amortization of premiums and accretion of discounts on marketable securities	(10,510)	269
Amortization of right-of-use assets	2,302	2,039
Changes in operating assets and liabilities:
Receivable from collaboration partner	(7,878)	900
Prepaid expenses and other current assets	(2,824)	(3,095)
Other assets	(2,139)	(210)
Accounts payable	638	(383)
Accrued liabilities and accrued clinical supply costs	4,667	(7,287)
Deferred revenue	(51,592)	80,823
Refund liability to collaboration partner	(13,832)	—
Lease liabilities	(3,650)	(3,156)
Other long-term liabilities	139	75
Net cash provided by (used in) operating activities	(138,092)	28,596
Cash flows from investing activities:
Purchase of property and equipment	(2,148)	(3,351)
Purchase of marketable securities	(414,478)	(394,345)
Maturities of marketable securities	500,473	220,301
Net cash provided by (used in) investing activities	83,847	(177,395)
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	1,079	3,013
Purchase of common stock under employee stock purchase plan	881	865
Net cash provided by financing activities	1,960	3,878
Net decrease in cash, cash equivalents, and restricted cash	(52,285)	(144,921)
Cash, cash equivalents, and restricted cash at beginning of period	155,795	330,624
Cash, cash equivalents, and restricted cash at end of period	103,510	$185,703
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$201	$633

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash and cash equivalents	$101,964	$184,231
Restricted cash	1,546	1,472
Total cash, cash equivalents, and restricted cash	$103,510	$185,703

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

The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with our investment policy, management invests in money market funds, U.S. treasury securities, corporate bonds, certificates of deposit, and commercial paper. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities.

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2023
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$52,393	$—	$—	$52,393
U.S. government treasury securities	Level 1	261,340	28	(413)	260,955
Certificates of deposit	Level 2	12,839	2	(3)	12,838
Commercial paper	Level 2	156,998	1	(125)	156,874
Corporate bonds	Level 2	93,123	6	(216)	92,913
Total cash equivalents and marketable securities		$576,693	$37	$(757)	$575,973

	December 31, 2022
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$74,848	$—	$—	$74,848
U.S. government treasury securities	Level 1	506,372	7	(4,569)	501,810
Commercial paper	Level 2	44,438	2	(8)	44,432
Corporate bonds	Level 2	29,352	4	(10)	29,346
Total cash equivalents and marketable securities		$655,010	$13	$(4,587)	$650,436

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of September 30, 2023, the remaining contractual maturities of $550.5 million of investments were less than one year and $25.5 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2023.

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

In May 2023, the Company and GSK amended the GSK Agreement (GSK Amendment). Under the terms of the GSK Amendment, the Company is responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the initial Phase 2 trial for AL101 in Alzheimer’s disease. The Company assessed the GSK Amendment in accordance with ASC 606 and concluded that the GSK Amendment was a contract modification to the GSK Agreement. Accordingly, the transaction price as of May 2023, was updated from $700 million to $571.6 million and the difference of $128.4 million was recorded as refund liability to collaboration partner for the expected cost reimbursement to GSK. The refund liability is an estimate of variable consideration calculated as the difference between the Company’s maximum funding of $140.5 million and the Company’s cost budget estimated using the expected value method. The Company determined that the modified performance obligation for the AL101 Alzheimer’s disease program is performing development activities to support the initial Phase 2 trial, including license rights and know-how. The Company updated the cost-based input measure of progress for the modified performance obligation and recorded a cumulative catch-up adjustment to revenue of $26.9 million on the modification date relating to performance obligation which was satisfied in prior periods. As of September 30, 2023, the Company reassessed the estimated refund liability to collaboration partner for the AL101 Alzheimer’s disease program to be $3.0 million lower, and accordingly, the Company increased the transaction price by $3.0 million.

During the three months ended September 30, 2023, as a result of the planned closure of the AL001 Phase 2 trial and concurrent agreement by the Company to cost-share additional R&D, the Company determined there was a modification of the GSK Agreement, resulting in a decrease of the scope of the performance obligation associated with the AL001 FTD-C9orf72 Phase 2 trial and an increase in the amount of R&D cost-shared by the Company in future periods. The impact of this additional cost share was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement by $4.2 million. The refund liability is an estimate of variable consideration. The updated transaction price for the GSK Agreement as of September 30, 2023 was $570.4 million. The Company determined that the modified performance obligation for the AL001 FTD-C9orf72 indication is performing the first Phase 2 development activities, including license rights and know-how. The Company updated the cost-based input measure of progress for the modified performance obligation and recorded a cumulative catch-up adjustment to revenue of $4.9 million on the modification date relating to performance obligation that was satisfied in prior periods.

Collaboration revenue under the GSK Agreement during the three and nine months ended September 30, 2023 was $7.5 million and $56.8 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. For the three and nine months ended September 30, 2022 collaboration revenue under the GSK agreement was $10.7 million and $53.1 million, respectively. The deferred revenue related to the GSK Agreement was $258.5 million and $444.9 million as of September 30, 2023 and December 31, 2022, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials. For the three months ended September 30, 2023, we recorded a $4.6 million decrease to collaboration revenue under the GSK Agreement due to an increase in total expected costs to satisfy the performance obligations for the AL101 Alzheimer’s disease program.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three and nine months ended September 30, 2023, the Company recognized a reduction of research and development expense of $7.8 million and $18.8 million, respectively, under the GSK Agreement. For the three and nine months ended September 30, 2022, the company recognized a reduction of research and development expenses of $3.4 million and $12.1 million, respectively, under the GSK Agreement.

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

In February 2023, the Company and AbbVie amended the AbbVie Agreement (AbbVie Amendment), which resulted in the Company receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial. In addition, under the terms of the AbbVie Amendment, the Company will be eligible to earn up to an additional $12.5 million to support the enrollment of additional patients to replace discontinuations. The performance obligations to conduct the LTE trial and enroll additional patients are not considered distinct from the AL002 program performance obligation. The Company received $5.7 million related to the enrollment of additional patients from AbbVie in the third quarter of 2023. The receivable from collaboration partner related to the enrollment of additional patients was $6.8 million as of September 30, 2023. The transaction price as of September 30, 2023 included fixed consideration consisting of the upfront payments of $205.0 million, the $17.8 million LTE milestone payment, and the $12.5 million payment for enrollment of additional patients.

Collaboration revenue under the AbbVie Agreement during the three months ended September 30, 2023 was $1.6 million, the entire amount of which was included in deferred revenue at the beginning of the period. Collaboration revenue under the AbbVie Agreement during the nine months ended September 30, 2023 was $25.0 million, $6.7 million of which was included in deferred revenue at the beginning of the period. Collaboration revenue for the three and nine months ended September 30, 2022 was $4.2 million and $66.1 million, respectively. The deferred revenue related to the AbbVie Agreement was $51.9 million and $46.7 million as of September 30, 2023 and December 31, 2022, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of the ongoing Phase 2 and Phase 2 LTE clinical trials. For the three months ended September 30, 2023, we recorded a $5.2 million decrease to collaboration revenue under the AbbVie Agreement due to an increase in total expected costs to satisfy the performance obligation for the AL002 program.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$5,300	$4,801	$16,269	$19,335
General and administrative	4,759	5,964	14,987	15,848
Total stock-based compensation	$10,059	$10,765	$31,256	$35,183

7. Income Taxes

For the three and nine months ended September 30, 2023, the Company's effective tax rate was (2.9)% and (4.2)%, respectively. For the three and nine months ended September 30, 2022, the Company's effective tax rate was (1.3)% and (1.3)%, respectively. The difference between the effective tax rate as of September 30, 2023 and 2022, respectively, and the U.S. federal statutory rate of 21% was primarily due to the recognition of a certain amount of current year income tax as a result of the capitalization of research and development expenses under Section 174 of the Internal Revenue Code, effective beginning in 2022. Section 174 of the Internal Revenue Code requires capitalization of research and development expenses to then be amortized over five years for U.S. based research and 15 years for research conducted outside of the U.S., which limits the amount of research and development expenses that can be used to offset income in the current year.

8. Related Party Transactions

In 2014, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its latozinemab and AL101 programs and is developing antibodies optimized by Adimab in its AL002 program (2014 Adimab Agreement). The 2014 Adimab Agreement also provided for the Company’s development of antibodies optimized by Adimab in its AL003 program, which was terminated in June 2022. In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies, the term of which was extended effective August 2022 (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for antibody engineering research programs (2021 Adimab Agreement). The 2021 Adimab Agreement expired and the Company did not exercise any option to carry forward any of the results. Tillman Gerngross, Ph.D, the Executive Chairman of the board of directors of Adimab is a co-founder and former director of Alector. Dr. Gerngross resigned as a member of the Company's board of directors, effective June 15, 2023. For the three and nine months ended September 30, 2023, the Company did not incur any expenses related to Adimab. For the three and nine months ended September 30, 2022, the Company incurred expenses of less than $0.1 million and $0.2 million, respectively. The Company had no accrued liabilities due to Adimab as of September 30, 2023 and December 31, 2022. Under the 2014 Adimab Agreement, the Company has made milestone payments and will owe low- to mid- single-digit royalty payments for commercial sales of the product candidate. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of any covered product candidates.

9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock subject to future vesting	3,288,671	1,404,037	3,288,671	1,404,037
Options to purchase common stock	11,848,595	13,185,809	11,848,595	13,185,809
Shares committed under 2019 ESPP	173,878	100,385	173,878	100,385
Total	15,311,144	14,690,231	15,311,144	14,690,231

10. Restructuring

On March 28, 2023, the Company committed to a plan to reduce its workforce by approximately 11% to better align the Company’s resources with its previously announced strategic prioritization of its late-stage progranulin and TREM2 immuno-neurology programs. The Company initiated a reduction in force impacting approximately 30 employees across the organization effective March 29, 2023. One-time restructuring charges associated with the reduction in force are expected to be approximately $1.7 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. For the three and nine months ended September 30, 2023, the Company incurred restructuring costs of $(0.1) million and $1.7 million that were included in operating expenses. Accrued liabilities associated with restructuring costs were $0.2 million as of September 30, 2023. The Company does not expect to incur additional restructuring costs prior to the end of 2023.

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

Overview

We are a clinical stage biopharmaceutical company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to identify targets and advance a broad portfolio of product candidates, validated by human genetics, which we believe may improve the probability of technical success over shorter development timelines. Three product candidates, latozinemab (also referred to as AL001), AL002, and AL101, are in clinical development. We continue to develop our preclinical and research pipeline, and we are developing our proprietary blood brain barrier technology to potentially apply to next generation product candidates. We are focusing our development resources on latozinemab in frontotemporal dementia (FTD) and AL002 and AL101 in Alzheimer's disease (AD). We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, GSK and AbbVie.

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

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD due to a progranulin gene mutation (FTD-GRN). We and GSK held a Type C meeting with the U.S. Food and Drug Administration (FDA) and received scientific advice from the European Medicines Agency (EMA) regarding the pivotal INFRONT-3 Phase 3 clinical trial of latozinemab in participants with frontotemporal dementia due to FTD-GRN. We and GSK previously aligned with the FDA and EMA to conduct the primary analysis on symptomatic participants in INFRONT-3. The companies performed a sample size re-estimation that supported enrollment of approximately 90-100 symptomatic participants for a treatment duration of 96 weeks. In October 2023, we completed enrollment in INFRONT-3 with 103 symptomatic and 16 at-risk patients enrolled. Enrollment completion is subject to revised protocol approval in countries outside the United States. In prior clinical studies in FTD-GRN patients, latozinemab demonstrated elevation of progranulin levels to the normal range and early signals of exploratory biomarker and clinical activity. Latozinemab has been well tolerated in healthy volunteers and FTD-GRN and FTD-C9orf72 patients in our Phase 1a and Phase 1b clinical trials, and in our open label Phase 2 clinical trial.

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

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, and will be investigated for the potential treatment of larger indications including Alzheimer’s disease and Parkinson’s disease. In May 2023, we and GSK amended the GSK Agreement (the GSK Amendment). Under the terms of the GSK Amendment, we are responsible for funding and sharing in GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of AL101 in AD. In the fourth quarter of 2023, GSK commenced patient screening in a global Phase 2 clinical trial with AL101 in early AD.

Our AL002 product candidate targets Triggering Receptor Expressed on Myeloid cells 2 (TREM2) to increase the functionality of TREM2 signaling and enhance microglia cell activation. In October 2017, we entered into the Co-Development and Option Agreement with AbbVie, and we are currently developing AL002 for the treatment of Alzheimer’s disease in collaboration with AbbVie.

In January 2023, the first patient was enrolled and dosed in a long-term extension (LTE) of our INVOKE-2 Phase 2 clinical trial. In February 2023, we and AbbVie amended the AbbVie agreement (the AbbVie Amendment), which resulted in our receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in the LTE trial. Under the terms of the AbbVie Amendment, we will be eligible to earn up to an additional $12.5 million to support the enrollment of additional patients in the ongoing INVOKE-2 trial to replace discontinuations. We received $5.7 million related to the enrollment of additional patients from AbbVie in the third quarter of 2023 and we received the remaining $6.8 million in the fourth quarter of 2023. We completed enrollment in the INVOKE-2 clinical trial in the third quarter of 2023, with data expected in the fourth quarter of 2024.

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO) and follow-on offering.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $44.5 million and $89.0 million for the three and nine months ended September 30, 2023, respectively. Our net losses were $46.1 million and $80.9 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $668.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On March 28, 2023, we committed to a plan to reduce our workforce by approximately 11% to better align our resources with our previously announced strategic prioritization of our late-stage progranulin and TREM2 immuno-neurology programs. We initiated such reduction in force impacting approximately 30 employees across the organization, effective March 29, 2023. We expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2025, beyond multiple key clinical milestones for our prioritized late-stage programs.

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

Under the terms of the AbbVie Agreement, in addition to receiving the upfront payments from AbbVie, we may also be entitled to development and regulatory milestone payments, an opt-in payment for continued development of AL002, and other future payments from profit sharing or royalties after commercialization of product candidates from such program. Under the terms of the AbbVie Amendment signed in February 2023, the Company received a $17.8 million milestone payment in March 2023 for the dosing of the first patient in the LTE trial.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $310.4 million as of September 30, 2023, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Dollar
	2023	2022	Change
	(In thousands)
Collaboration revenue	$9,109	$14,852	$(5,743)
Operating expenses:
Research and development	46,328	48,348	(2,020)
General and administrative	13,364	14,252	(888)
Total operating expenses	59,692	62,600	(2,908)
Loss from operations	(50,583)	(47,748)	(2,835)
Other income, net	7,360	2,333	5,027
Loss before income taxes	(43,223)	(45,415)	2,192
Income tax expense	1,252	733	519
Net loss	$(44,475)	$(46,148)	$1,673

Revenue

Collaboration revenue was $9.1 million for the three months ended September 30, 2023, compared to $14.9 million for the three months ended September 30, 2022. The $5.7 million decrease was mainly due to a $5.7 million decrease in collaboration revenue recognized for the AL101 programs, including a $4.6 million decrease in collaboration revenue due to an increase in total expected costs to satisfy the performance obligations for the AL101 AD program. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $46.3 million for the three months ended September 30, 2023, compared to $48.3 million for the three months ended September 30, 2022. The decrease of $2.0 million was mainly due to the Company’s strategy to prioritize late-stage programs.

	Three Months Ended September 30,		Dollar
	2023	2022	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$5,020	$2,794	$2,226
AL101	145	1,465	(1,320)
AL002	13,305	8,410	4,895
Other programs	4,586	10,397	(5,811)
Indirect research and development expenses
Personnel related (including stock-based compensation)	17,539	19,094	(1,555)
Facilities and other unallocated research and development expenses	5,733	6,188	(455)
Total research and development expenses	$46,328	$48,348	$(2,020)

General and Administrative Expenses

General and administrative expenses were $13.4 million for the three months ended September 30, 2023, compared to $14.3 million for the three months ended September 30, 2022. The decrease of $0.9 million was mainly driven by a decrease in consulting expenses related to accounting, recruiting, IT, and other general expenses.

Other Income, Net

Other income, net was $7.4 million for the three months ended September 30, 2023, compared to $2.3 million for the three months ended September 30, 2022. The increase of $5.0 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income tax expense was $1.3 million for the three months ended September 30, 2023, compared to $0.7 million for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Dollar
	2023	2022	Change
	(In thousands)
Collaboration revenue	$81,872	$119,177	$(37,305)
Operating expenses:
Research and development	144,392	155,925	(11,533)
General and administrative	41,767	45,648	(3,881)
Total operating expenses	186,159	201,573	(15,414)
Loss from operations	(104,287)	(82,396)	(21,891)
Other income, net	18,876	4,047	14,829
Loss before income taxes	(85,411)	(78,349)	(7,062)
Income tax expense	3,546	2,533	1,013
Net loss	$(88,957)	$(80,882)	$(8,075)

Revenue

Collaboration revenue was $81.9 million for the nine months ended September 30, 2023, compared to $119.2 million for the nine months ended September 30, 2022. The $37.3 million decrease was mainly due to $68.9 million of collaboration revenue recognized in the second quarter of 2022 due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program and a $25.0 million decrease in revenue recognized for the latozinemab programs. This was offset by a $28.8 million increase in revenue recognized for the AL101 programs, including a cumulative non-cash revenue adjustment due to contract modification to have GSK operationalize the AL101 Phase 2 study, and a $28.2 million increase to collaboration revenue for the AL002 program due to the addition of AL002 LTE and patient replacement revenue in 2023. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $144.4 million for the nine months ended September 30, 2023, compared to $156.0 million for the nine months ended September 30, 2022. The decrease of $11.5 million was mainly due to the Company’s strategy to prioritize late-stage programs, higher cost share amounts with GSK that are recorded as contra expense, and less manufacturing expense due to the timing of production.

	Nine Months Ended September 30,		Dollar
	2023	2022	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$10,990	$19,067	$(8,077)
AL101	2,115	5,946	(3,831)
AL002	39,297	22,189	17,108
Other programs	16,850	32,824	(15,974)
Indirect research and development expenses
Personnel related (including stock-based compensation)	57,527	57,174	353
Facilities and other unallocated research and development expenses	17,613	18,725	(1,112)
Total research and development expenses	$144,392	$155,925	$(11,533)

General and Administrative Expenses

General and administrative expenses were $41.8 million for nine months ended September 30, 2023, compared to $45.6 million for the nine months ended September 30, 2022. The decrease of $3.9 million was mainly driven by a decrease in consulting expenses related to accounting, recruiting, IT, and other general expenses.

Other Income, Net

Other income, net was $18.9 million for the nine months ended September 30, 2023, compared to $4.0 million for the nine months ended September 30, 2022. The increase of $14.8 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income Tax Expense was $3.5 million for the nine months ended September 30, 2023, compared to $2.5 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Since our inception through September 30, 2023, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of September 30, 2023, we had $588.9 million of cash, cash equivalents, and marketable securities. As of September 30, 2023, we had an accumulated deficit of $668.6 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements through 2025. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. We expect to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we were unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in) operating activities	$(138,092)	$28,596
Cash provided by (used in) investing activities	83,847	(177,395)
Cash provided by financing activities	1,960	3,878

Operating Activities

For the nine months ended September 30, 2023, cash used for operating activities was $138.1 million. This was mainly due to the net loss of $89.0 million. We also had a decrease in deferred revenue of $51.6 million and a decrease in refund liability of $13.8 million. This was offset by a non-cash charge of $31.3 million for stock-based compensation.

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

Investing Activities

For the nine months ended September 30, 2023, cash used in investing activities of $83.8 million was primarily related to the maturities of marketable securities of $500.5 million offset by purchases of marketable securities of $414.5 million.

For the nine months ended September 30, 2022, cash used in investing activities of $177.4 million was primarily related to the maturities of marketable securities of $220.3 million offset by purchases of marketable securities of $394.3 million.

Financing Activities

For the nine months ended September 30, 2023, cash provided by financing activities of $2.0 million was primarily from the exercise of options to purchase common stock and the issuance of stock from ESPP.

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the three months ended September 30, 2023, we recorded a $4.6 million decrease to collaboration revenue under the GSK Agreement due to an increase in total expected costs to satisfy the performance obligations for the AL101 Alzheimer’s disease program. We also recorded a $5.2 million decrease to collaboration revenue under the AbbVie Agreement due to an increase in total expected costs to satisfy the performance obligation for the AL002 program.

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

We had cash, cash equivalents, and marketable securities of $588.9 million as of September 30, 2023, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.2 million as of September 30, 2023.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of September 30, 2023, approximately $0.8 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including frontal temporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS). We commenced operations in May 2013. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab, we are in a Phase 2 clinical trial for one product candidate, AL002, and we have completed a Phase 1 clinical trial for AL101. In the third quarter of 2023, we inactivated the IND for AL101 in FTD, given that we and GSK plan to develop AL101 for the potential treatment of larger indications, including Alzheimer’s disease and Parkinson’s disease. We previously decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. We inactivated the IND for AL044 in the third quarter of 2023. In addition, AbbVie decided to terminate our CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net loss of $44.5 million and $89.0 million for the three and nine months ended September 30, 2023, respectively. We incurred net loss of $46.1 million and $80.9 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $668.6 million.

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

To date, clinical development of two of our product candidates has been terminated. AbbVie decided to terminate our CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $588.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our projected operations through 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of the COVID-19 pandemic and geopolitical events, including the ongoing conflict between Russia and Ukraine, including the sanctions targeting Russia, and the ongoing conflict between Israel and Hamas, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced a significant downturn over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us, or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. In addition, we may focus resources on pursuing indications outside of neurodegeneration based on the same genetic and mechanistic rationale we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, Innovent Biologics (Innovent), with whom we had entered into a collaboration agreement, will not be continuing development of AL008. We intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an investigational new drug application (IND) with the Chinese regulatory authorities, and Alector continues to evaluate data and documentation from that IND application. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic test and any applicable regulatory requirements that would need to be met to enable its use.

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do or sooner than anticipated, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector continues to evaluate data and documentation from that IND application. Furthermore, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We pursued measures to enroll our Phase 3 INFRONT-3 and Phase 2 INVOKE-2 trials, for example, by opening additional clinical trial sites and expanding recruitment efforts to enroll the INFRONT-3 trial. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

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

On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on the FDA and other regulatory policies and operations is unclear. To the extent the COVID-19 pandemic continues to pose a threat on our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences. Additionally, a resurgence of the COVID-19 pandemic or other public health concerns could adversely impact economic and market conditions and lead to an extended period of rapid inflation and global economic slowdown.

To the extent we experience any ongoing pandemic-related disruptions, including a resurgence of COVID-19 cases, or other public health emergency, potential disruptions or impacts to our business may include:

•
disruptions to the size and nature of the patient populations for our clinical trials;

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

In 2020 and 2021, the FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect. Should the FDA issue additional guidance that mandate material changes to our clinical trials in response to a pandemic or other public health outbreak, the costs of such clinical trials may increase.

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

We have orphan drug designation from the FDA for latozinemab for treatment of FTD and may seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. While we have obtained orphan drug designation from the FDA for latozinemab and previously for AL101 for treatment of FTD, we may be unable to reap the benefits associated with orphan drug status. In addition, we may be unable to obtain orphan drug designation for any additional product candidates, if we seek such designation.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity, if FDA revokes the orphan drug designation, or if FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period.

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

We have Fast Track designation from the FDA for latozinemab for the treatment of patients with FTD carrying specific genetic mutation in the granulin gene, but we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

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

In December 2019, the FDA granted Fast Track designation for latozinemab, and in January 2020, the FDA granted Fast Track designation for AL101, each for the treatment of patients with FTD carrying specific genetic mutations in the granulin gene. If our clinical development program does not continue to meet the criteria for Fast Track designation, or if our clinical trials are suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we may not realize all the benefits associated with the Fast Track program. For example, we inactivated the AL101 IND for FTD in the third quarter of 2023, and therefore Fast Track designation no longer applies. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the data obtained in our clinical trials. These laws and regulations include the General Data Protection Regulation (GDPR) in the European Union and similar requirements in other jurisdictions, as well as state privacy laws within the United States. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are continually working to comply with these laws, and we have devoted, and anticipate needing to continue to devote, significant additional resources to our compliance efforts. It is possible that new legislation may impose new obligations and requirements on similarly situated companies, and these laws may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy, and data protection, or to protect our systems, personal data, and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, and could impact our ability to use data obtained in our clinical trials, any of which could materially affect our business, financial condition, results of operations, and prospects.

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

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, Innovent will not be conducting the AL008 first in human studies in China, Innovent will not be continuing development of AL008, and we intend to re-acquire the rights we granted to Innovent for the development and commercialization of AL008. Innovent submitted an IND with the Chinese regulatory authorities, and Alector continues to evaluate data and documentation from that IND application.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases within certain timeframes. We may also be exposed to additional liabilities if our contracted third parties engage in activities associated with improper use of information obtained in the course of patient recruitment for our clinical trials, cGCP noncompliance or noncompliance under applicable privacy laws, which could result in regulatory sanctions and cause serious harm to our reputation and business operations. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

The ongoing conflict between Russia and Ukraine, including the sanctions targeting Russia, could interfere with filing of patent applications, prosecution of applications, and maintenance of issued patents in Russia, Ukraine, and via the Eurasian Patent Office. For example, the conflict and sanctions could interfere with payment of filing fees, extension fees, and annuities. The conflict and sanctions could also interfere with enforcement or defense of patents issued in Russia, Ukraine, and via the Eurasian Patent Office. Similarly, the ongoing conflict between Israel and Hamas could interfere with our ability to prosecute, maintain, enforce and defend patents in Israel. These conflicts and associated sanctions could therefore increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any future issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Certain procedures at the USPTO under the America Invents Act could affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As of September 30, 2023, we had 246 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs and other vendors, contractors and consultants, may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work as a result of, or after, the COVID-19 pandemic, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations or those of such third parties, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, clinical trial sites, and CROs and other vendors, consultants and contractors for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

Business disruptions, including as a result of global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political unrest, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 3.7% for the 3 months ended September 30, 2023. If the inflation rate continues to increase it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we maintained certain immaterial deposit accounts at the time, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During our last fiscal quarter, the following officers and directors adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 30, 2023, Arnon Rosenthal, the Company’s Chief Executive Officer and member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan on behalf of a family trust. This plan provides for the sale from time to time of an aggregate of up to 800,000 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Rosenthal's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on December 5, 2024, or earlier if all transactions under the trading plan are completed. Dr. Rosenthal’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

On August 28, 2023, Marc Grasso, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Dr. Grasso’s plan provides for (i) the exercise of vested stock options to purchase an aggregate of up to 75,501 shares of the Company's common stock, and (ii) the sale from time to time of an aggregate of up to 89,362 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Grasso's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on September 30, 2024, or earlier if all transactions under the trading plan are completed. Dr. Grasso’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Other than as disclosed above, during our last fiscal quarter, no other officer or director (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

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

ALECTOR, INC.

Date: November 7, 2023	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Marc Grasso
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)