Form 10-K
period 2023-12-31
Alector, Inc.
filed 2024-02-27
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $383.8 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2023 of $6.01 per share.

The number of shares of the registrant’s Common Stock outstanding as of February 22, 2024 was 95,749,259.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year ended December 31, 2023.

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

We are a clinical stage biotechnology company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to identify targets and advance a broad portfolio of product candidates, validated by human genetics, which we believe may improve the probability of technical success over shorter development timelines. Three product candidates, latozinemab (also referred to as AL001), AL002, and AL101, are in clinical development. We continue to develop our preclinical and research pipeline, and we are developing our proprietary blood brain barrier technology (Alector Brain Carrier) to potentially apply to next generation product candidates. We are focusing our development resources on latozinemab in frontotemporal dementia (FTD) and AL002 and AL101 in Alzheimer’s disease (AD). We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK) and AbbVie Biotechnology, Ltd. (AbbVie).

In July 2021, we entered into a Collaboration and License Agreement with GSK (GSK Agreement) to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101.

Latozinemab modulates progranulin (PGRN), a key regulator of immune activity in the brain with genetic links to multiple neurodegenerative disorders. Latozinemab is in development as a potential treatment for FTD, a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and approximately 110,000 people in the European Union.

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD due to mutation in the progranulin gene (FTD-GRN). In 2023, we and GSK held a Type C meeting with the U.S. Food and Drug Administration (FDA) and received scientific advice from the European Medicines Agency (EMA) regarding the pivotal INFRONT-3 Phase 3 clinical trial of latozinemab in participants with frontotemporal dementia due to FTD-GRN. We and GSK previously aligned with the FDA and EMA to conduct the primary analysis on symptomatic participants in INFRONT-3. The companies performed a sample size re-estimation that supported enrollment of approximately 90-100 symptomatic participants for a treatment duration of 96 weeks. In October 2023, we achieved target enrollment in INFRONT-3 with 103 symptomatic and 16 at-risk participants enrolled. Target enrollment was based on feedback from the FDA and EMA. Enrollment completion is subject to revised protocol approval in countries outside the United States. In February 2024, the FDA granted Breakthrough Therapy Designation to latozinemab for the treatment of FTD-GRN. The FDA's Breakthrough Therapy Designation is granted to expedite the development and review of drugs in the United States that are intended to treat a serious condition, when preliminary clinical evidence indicates the drug or vaccine may demonstrate substantial improvement over available therapy on clinically significant endpoint(s). In prior clinical studies in FTD-GRN patients, latozinemab demonstrated elevation of progranulin levels to the normal range and early signals of exploratory biomarker and clinical activity. Latozinemab has been well tolerated in healthy volunteers and FTD-GRN and FTD-C9orf72 patients in our Phase 1a and Phase 1b clinical trials, and in our open label Phase 2 clinical trial.

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, and is currently being investigated for the potential treatment of Alzheimer’s disease and potentially other indications, including Parkinson's disease. In May 2023, we and GSK amended the GSK Agreement (the GSK Amendment). Under the terms of the GSK Amendment, we are responsible for funding and sharing in GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of AL101 in AD. In August 2023, GSK received FDA clearance of the Investigational New Drug (IND) application for AL101 in the treatment of early AD. In February 2024, GSK dosed the first participant in the PROGRESS-AD global Phase 2 clinical trial of AL101/GSK4527226 in early AD.

Our AL002 product candidate targets Triggering Receptor Expressed on Myeloid cells 2 (TREM2) to increase the functionality of TREM2 signaling and enhance microglia cell activation. We are currently developing AL002 for the treatment of Alzheimer’s disease in collaboration with AbbVie.

In January 2023, the first patient was enrolled and dosed in a long-term extension (LTE) of our INVOKE-2 Phase 2 clinical trial. In February 2023, we and AbbVie amended the AbbVie agreement (the AbbVie Amendment), which resulted in our receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in the LTE trial. Under the terms of the AbbVie Amendment, we were eligible to earn up to an additional $12.5 million to support the enrollment of additional patients in the ongoing INVOKE-2 trial to replace discontinuations and we received the total of $12.5 million in 2023. We completed enrollment of 381 patients in the INVOKE-2 clinical trial in the third quarter of 2023, with data expected in the fourth quarter of 2024.

As part of our efforts to advance our programs through clinical development and execute on the strategic approach outlined in the section titled “Business – Our Strategy,” Alector from time to time may execute partnerships with other biopharmaceutical companies. To date we have two active licensing, co-commercialization, or co-development agreements for certain programs in our pipeline.

The Immune System is Central to Neurodegeneration

The loss of healthy immune function in the brain, due to cellular aging or mutations of genes that regulate key immune cells, underlies the onset and progression of multiple neurodegenerative disorders. Genomic analyses have shown that there is a strong correlation between genetic mutations that predispose individuals to neurodegeneration and dysfunction in the immune system. As a result of these genetic mutations, the brain’s immune function deteriorates and subsequently would fail to carry out critical activities, which include:

•
clearing or counteracting pathological neurodegenerative proteins such as amyloid beta, tau, alpha-synuclein, and TDP-43;
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

The brain’s immune system undergoes gradual deterioration of its functionality as part of normal biological aging or due to harmful genetic mutations that are linked to neurodegeneration and are associated with accelerated senescence of the brain immune cells. Based on our understanding of the role of genetic mutations in neurodegeneration, we have designed our product candidates to target the mutated genes linked to neurodegeneration, with the goal of slowing or reversing the deterioration of the brain’s immune cells to achieve therapeutic benefit. By restoring healthy immune function in the brain, we believe we can simultaneously counteract the multiple independent pathologies responsible for neurodegeneration.

Our Strategy

Our goal is to develop therapies that harness the immune system to combat neurodegenerative diseases. The key tenets of our business strategy to achieve this goal include:

•
Building a leading, fully-integrated company focused on delivering innovative immunotherapies, validated by human genetics, for the treatment of neurodegeneration. We believe that building a fully integrated research, development, and ultimately commercial company will enable us to develop therapies more rapidly and efficiently for patients and realize the full potential of our immuno-neurology approach and discovery capabilities.

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
•
Maximizing the therapeutic potential of our targets and product candidates. Given the central physiological roles played by the distinct targets of our product candidates, we believe that there is significant potential for us to address multiple indications with single targets. Our goal is to expand the therapeutic and commercial potential of our targets and product candidates to additional indications. We will remain disciplined about advancing this strategy, leveraging our discovery capabilities to inform expansion areas of maximum value and highest probability of success.
•
Continuing to focus on discovering new targets and product candidates, validated by human genetics, to fulfill the full potential of our insights and platform. Our discovery capabilities are central to our efforts to rapidly identify new product candidates with compelling clinical promise. We will continue to invest in our research and discovery efforts, including evolving our proprietary analytical tools and assays, to validate our identified immune system targets and generate additional targets and product candidates.

Our Approach

The Role of the Innate Immune System and Microglia in Neurodegeneration

Significant evidence in the last decade has shown that neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, FTD, and amyotrophic lateral sclerosis (ALS), are linked to a dysfunctional brain immune system. In contrast to the dual adaptive and innate components that characterize the broader human immune system, the brain’s immune system consists primarily of innate immune cells, known as microglia. These brain resident macrophages account for 10% to 15% of all cells found within the brain and are responsible for many aspects of brain health and maintenance. As the key innate immune cells in the brain, microglia respond to infection and damage, clear cell debris and pathological proteins, nurture neurons and the brain support cells, and control the number and functionality of inter-neuronal connections. Microglia have been our focus and new scientific advances have made it possible to understand how these key innate immune cells in the brain represent a crucial focal point for potentially treating or preventing neurodegenerative diseases.

Figure 1. Our clinical stage neurodegenerative disease programs pathways

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

Microglia have been shown to be key cells in overall brain maintenance, health, and function and are the brain’s first line of immune defense. These innate immune cells are tooled with “microglial sensomes” which enable them to constantly survey brain cells to identify and respond to subtle signs of pathology or dysfunction. Microglia scavenge the brain for toxic misfolded proteins, cell debris, damaged or unnecessary nerve cells, dysfunctional or aged synapses, and infectious agents. In addition, microglia support the generation of new neurons and synapses and remodel neuronal circuits. Microglia also control the survival and function of astrocytes and oligodendrocytes, the main brain support cells which control brain metabolism and blood supply and replenish aged or damaged nerve fibers after injury. Further, microglia have been shown to modulate the permeability of the blood brain barrier allowing peripheral immune cells to access the brain and assist against infection or injury. Microglia can also change their morphology, functionality, and number in response to changing brain environment.

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

Findings in the fields of human genetics, immunology, and neuroscience have indicated that as a result of normal aging or genetic mutations, the beneficial functions of the microglia deteriorate leading to dysfunction of neuronal connections, massive death of neurons, and neurodegeneration.

We believe our therapies that focus on harnessing the power of microglia may improve neurodegenerative disease outcomes either as standalone therapies or in combination with anti-amyloid beta targeted therapies. Anti-amyloid beta antibodies mark misfolded aggregates and recruit microglia to remove them. Our therapies, including those in our progranulin franchise, are expected to enhance microglia’s ability to remove misfolded proteins in conjunction with anti-amyloid beta antibodies that tag these proteins.

Pericyte
Oligodendrocyte
Neuron
Endothelial Cell
Astrocyte
Microglia
beta-amyloid or other misfolded proteins
microglia

Our therapies seek to harness microglia to improve the functionality of neurons, oligodendrocytes, astrocytes, endothelial cells and blood vessels, and to remove debris, misfolded proteins and recycle damaged synapses.

Anti-Aβ-antibodies (or Abs. against Tau, α-Synuclein, TDP43) mark misfolded aggregates and recruit microglia to remove them.

Our therapies are expected to enhance microglia's ability to remove misfolded proteins in conjunction with Abs that tag these proteins

Figure 2. Our checkpoint therapies are anticipated to act independently and in combination

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

Proprietary Blood Brain Barrier Technology

We are developing our proprietary blood brain barrier (BBB) technology as a platform to support selected next-generation product candidates. We refer to our BBB technology as “ABC,” for “Alector Brain Carrier.” The goal of our technology is to deliver therapeutic antibodies and proteins at a lower dose and provide deeper blood brain barrier penetration while maintaining efficacy and decreasing costs.

Our Pipeline Programs

Figure 3. The following table highlights our clinical programs, preclinical and research programs, BBB technologies, and IP portfolio.

Our clinical programs include latozinemab, AL101, and AL002. In addition, we continue to pursue a number of preclinical and research programs in our pipeline for indications including Alzheimer’s disease and Parkinson’s disease.

Our Progranulin Program

Our first development program is focused on modulating levels of PGRN, a key regulator of microglia function in the brain with strong genetic links to FTD and other neurodegenerative disorders. Individuals carry two copies of the GRN gene that function together to produce healthy levels of PGRN throughout the body. Mutations in both copies of the GRN gene, resulting in homozygous loss-of-function, lead to a neurodegenerative disease called neuronal ceroid lipofuscinosis, which is typified by childhood dementia, vision loss, epilepsy, and death. Mutations in a single copy of the GRN gene result in a drop of between 50% and 70% in the level of PGRN and consequently lead to development of FTD with about 90% penetrance by 75 years of age. Moreover, large scale human genetic studies suggest that regulatory mutations in GRN, the gene encoding PGRN, can increase the risk for Alzheimer’s disease and Parkinson’s disease, making GRN a risk gene for these disorders as well.

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

SORT1 Controls PGRN Levels in the Body

Human and mouse genetic studies have identified the PGRN degrading receptor Sortilin (SORT1) as a major negative regulator of PGRN levels in plasma and the brain. SORT1 is a sorting receptor on the cell surface and on the endoplasmic reticulum-Golgi apparatus within the cell. SORT1 binds to extracellular PGRN in the plasma and brain and transports it into cells for degradation by the lysosome resulting in decreasing levels of extracellular PGRN. SORT1 deficiency increases PGRN plasma and brain levels by two to three-fold in mouse models, while variants that modestly reduce expression of SORT1 increase the level of PGRN in humans.

Moreover, genetic loss of SORT1 in mice does not lead to the adverse effects associated with genetic loss of PGRN, and PGRN continues to carry out its neurotrophic functions as expected in the absence of SORT1. These studies and others have indicated to us that blocking SORT1 with a pharmacological agent could be a safe and effective approach in increasing the level of functional PGRN in the brain.

We have developed two distinct product candidates that target SORT1, latozinemab and AL101, designed to increase PGRN levels in the brain of patients to counteract the damage sustained due to low PGRN levels in neurodegenerative disorders. Our first product candidate, latozinemab, is intended to treat orphan disorders, including genetic forms of FTD such as in patients that are missing a functional copy of the GRN gene (FTD-GRN). Our second PGRN product candidate, AL101, is intended to treat widely prevalent neurodegenerative disorders such as Alzheimer’s disease and Parkinson’s disease. We have partnered with GSK to develop and commercialize our

PGRN product candidates. For more information on our collaboration with GSK see the section titled “Business—Strategic Alliance with GSK.”

Latozinemab received orphan drug designation from the FDA for the treatment of FTD, as well as Fast Track designation and Breakthrough Therapy designation for the treatment of patients with FTD-GRN. Generally, if a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other new drug application (NDA) or biologics license application (BLA) application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity, if FDA revokes the orphan drug designation, or if FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Fast Track designation is designed to facilitate the development and expedite the review of therapies which treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review, and additionally, a rolling submission of the marketing application. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.

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

Overview of FTD

FTD is a rapidly progressing and severe degenerative brain disease with no approved treatment. FTD is a form of dementia found most frequently in individuals less than 65 years old at time of diagnosis. Patients with FTD exhibit a range of personality-related symptoms, including compulsive behavior, lack of restraint, apathy, and anxiety as well as language and behavioral problems. The rate of disease progression in FTD is faster than in Alzheimer’s disease. Average life expectancy in FTD patients is seven to 10 years after the start of symptoms. FTD symptoms have an insidious onset with clinical symptoms usually appearing between 45 to 65 years of age at an average age of 58. Hence, FTD is considered an early-onset dementia as compared to late-onset Alzheimer’s disease and is more common than Alzheimer’s disease in early-onset dementia under the age of 60 years.

Figure 5. MRI of frontal and temporal atrophy in FTD.

Although FTD was poorly understood and thought to be rare, over the past decade the scientific community has gained knowledge about the biology of FTD as well as an awareness of disease prevalence. FTD affects 50,000 to 60,000 people in the United States and approximately 110,000 in the European Union. There are multiple heritable forms of FTD; to date, researchers have identified over 70 inherited loss of function mutations in GRN that lead to FTD. FTD-GRN patients represent 5% to 10% of all people with FTD.

Figure 6. Mutations in a single copy of GRN result in a 50% or greater decrease in the level of PGRN and result in a greater than 90% probability of developing FTD. (1) Rhinn H, Tatton N, McCaughey S, Kurnellas M, Rosenthal A. Progranulin as a therapeutic target in neurodegenerative diseases. Trends in Pharmacological Sciences. 2022 Aug; 43(8):641-652. DOI: 10.1016/j.tips.2021.11.015. PMID: 35039149. (2) Meeter L et al Progranulin Levels in Plasma and Cerebrispinal Fluid in Granulin Mutation Carriers. Dement Geriatr Cogn Disord Extra 2016;6:330-340. DOI: 10.1159*000447738

In FTD-GRN patients, inhibition of SORT1 through latozinemab represents a potential mechanism to compensate for the over 50% reduction of PGRN. Latozinemab is intended to reduce the ability of SORT1 to bind to and degrade PGRN, leading to increases in the levels of PGRN by increasing its circulating half-life. We have tested our PGRN program antibodies in various animal models, healthy volunteers, and FTD-GRN patients and have achieved significantly elevated, long-lasting levels of PGRN in the brain after intravenous administration.

Figure 7. Mechanism of action for our PGRN programs. Latozinemab (referred to as AL001) binds to SORT1 and prevents degradation of PGRN, increasing its circulating half-life significantly. A similar mechanism of action is also applicable for AL101.

Our PGRN Product Candidates’ Development Plan and Clinical Trial Results to Date

Latozinemab is currently being studied in a global pivotal Phase 3 trial in both at-risk and symptomatic participants with FTD-GRN, named INFRONT-3. The randomized, double-blind, placebo-controlled trial previously planned to enroll up to 180 FTD-GRN mutation carriers across approximately 50 clinical sites in the United States, Canada, Europe and Australia. Symptomatic and at-risk participants were randomized to receive latozinemab or placebo intravenously every four weeks. Participants are also given the option to continue receiving treatment in an open-label extension (OLE) study. In June 2022, the first participant from the INFRONT-3 study was enrolled in the optional OLE designed to assess the long-term safety, tolerability, and efficacy of latozinemab in participants who have completed 96 weeks in the INFRONT-3 study, and enrollment in the OLE continues. The primary endpoint of our pivotal Phase 3 trial is to measure the effect of latozinemab on clinical decline by utilizing the CDR® plus NACC FTLD-SB assessment, which evaluates clinical impairments in behavior, language, memory, judgment, and functional activities in trial participants. In addition, our Phase 3 trial will assess secondary clinical endpoints, multiple biomarkers, and safety. We and GSK held a Type C meeting with the FDA and received scientific advice from the EMA regarding the pivotal INFRONT-3 Phase 3 clinical trial of latozinemab in participants with frontotemporal dementia due to FTD-GRN. We and GSK previously aligned with the FDA and EMA to conduct the primary analysis on symptomatic participants in INFRONT-3. The companies performed a sample size re-estimation that supported enrollment of approximately 90-100 symptomatic participants for a treatment duration of 96 weeks. In October 2023, we achieved our target enrollment in INFRONT-3 with 103 symptomatic and 16 at-risk participants enrolled. Target enrollment was based on feedback from the FDA and EMA. Enrollment completion is subject to revised protocol approval in countries outside the United States.

In 2021, we presented data for latozinemab from our ongoing open-label Phase 2 INFRONT-2 clinical trial. INFRONT-2 was designed to establish the safety and tolerability of chronic administration of latozinemab at therapeutic doses, and the study also measured biomarkers of disease and clinical outcomes. Results from up to 12 symptomatic FTD-GRN patients treated over 12 months in an open-label study showed that latozinemab was well tolerated. Treatment with latozinemab restored PGRN in both plasma and CSF to levels seen in healthy volunteer age-matched controls for the duration of treatment.

Figure 8. Latozinemab restores PGRN in plasma and CSF of FTD-GRN participants to levels seen in healthy volunteer age-matched controls.

In addition to assessing PGRN levels in plasma and CSF, we evaluated disease-associated proteins, including lysosomal (e.g., CTSD, LAMP1), complement (C1QB), and astrogliosis (GFAP) biomarkers along with NfL. In our Phase 2 trial results presented in 2021, many of these disease-relevant biomarkers of lysosomal function, complement activation, astrogliosis, and neuronal health trended toward normalization or remained stable over 12 months of treatment compared to baseline and age-matched controls.

Figure 9. Latozinemab treatment normalizes lysosomal and complement biomarkers in CSF symptomatic FTD-GRN patients enrolled in our open label Phase 2 trial. (1) The control group included N = 44 age-matched procured control samples, (2) at Baseline N = 11 FTD-GRN participants, (3) at 6 months treatment with latozinemab N = 9 FTD-GRN participants, and (4) at 12 months treatment with latozinemab N = 10 FTD-GRN participants

Figure 10. Latozinemab treatment decreases Glial Fibrillary Acidic Protein (GFAP) levels towards normal levels in plasma and CSF of asymptomatic FTD-GRN participants enrolled in our Phase 2 trial, suggesting a reduction in astrogliosis.

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

Figure 12. vMRI data suggest slowing of ventricular enlargement and brain atrophy in latozinemab treated FTD-GRN patients enrolled in our open label Phase 2 trial.

In our Phase 2 trial, we also assessed clinical outcomes using the CDR® plus NACC FTLD-SB scale. The CDR® plus NACC FTLD-SB is the Clinical Dementia Rating Scale plus National Alzheimer’s Coordinating Center frontotemporal lobar degeneration sum of boxes rating scale developed for patients with FTD. Latozinemab treatment was estimated to slow disease progression by 48% in 12 FTD-GRN patients at 12 months relative to matched GENFI2 controls.

Figure 13. Treatment with latozinemab showed a slowing of clinical progression in FTD-GRN patients enrolled in our open label Phase 2 trial relative to matched GENFI2 controls. Random Coefficient Model with Repeated Measurements including baseline and all available post-baseline measurements up to 12 months.

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

Following their completion of the Phase 2 study or Phase 3 OLE study, we plan to give participants the option of enrolling in a continuation study, which will continue to assess the long-term safety of latozinemab and to enable participants to remain on study drug.

Potential Additional Applications for Latozinemab

In order to treat any other neurodegenerative diseases including FTD patients other than those with GRN mutations with latozinemab, we will be required to conduct additional clinical studies to obtain the applicable approvals for those specific patient populations. For example, excess aggregation of TDP-43 in brain cells is thought to lead to neuronal cell death and is associated with multiple neurodegenerative diseases, including both FTD and ALS. We enrolled an additional genetic subset of FTD patients (FTD-C9orf72) in our open-label Phase 2 clinical trial of latozinemab and we will need to conduct an appropriate Phase 3 clinical trial to potentially obtain approval for treatment of FTD in the genetic subset of patients.

In 2021, we initiated a Phase 2 clinical trial evaluating the safety, tolerability, pharmacokinetics and pharmacodynamics of latozinemab in people with ALS who carry a C9orf72 mutation. In preclinical studies using multiple models of acute and chronic neurodegeneration, increasing progranulin levels has been shown in the literature to reverse and be protective against TDP-43 pathology. In light of the evolving ALS landscape, we closed that Phase 2 study to additional enrollment, and we and GSK continue to evaluate plans for development of latozinemab in ALS.

AL101 for the Treatment of Alzheimer’s Disease and Parkinson’s Disease

We are developing a second product candidate in our PGRN programs, AL101, a human recombinant monoclonal antibody that also targets SORT1 and is designed to elevate progranulin levels similar to latozinemab. We are developing AL101 to target large chronic neurodegenerative diseases, such as Alzheimer’s disease and Parkinson’s disease. Excess aggregation of TDP-43 in brain cells is thought to lead to neuronal cell death and is associated with Alzheimer’s disease and Parkinson’s disease.

Polymorphic mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models.

In February 2024, GSK dosed the first participant in the PROGRESS-AD global Phase 2 clinical trial of AL101/GSK4527226 in early AD.

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

Figure 15. AL101 treatment increased PGRN levels in healthy volunteers enrolled in our Phase 1 trial.

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

In addition to its debilitating effect on patients’ cognition and day-to-day functioning, Alzheimer’s disease places a significant burden on the healthcare system. According to the Alzheimer’s Association, the aggregate cost of care in 2023 for patients with Alzheimer’s disease and other types of dementia in the United States was estimated to be $345 billion, approximately 64% of which is borne by the Medicare and Medicaid systems. Total payments for health care, long-term care, and hospice care for people with Alzheimer’s and other dementias in the United States are projected to increase to nearly $1.0 trillion in 2050.

Our TREM2 Program

TREM2 is a transmembrane receptor protein that is expressed on a subset of innate immune cells and selectively on microglia in the brain. TREM2 on microglia cells is thought to promote improved cell migration to the site of injury, improved cell survival, increased phagocytosis, and increased cell proliferation. Rare individuals with homozygous TREM2 mutations, or mutations on both chromosomal copies, may develop neurodegeneration by the age of 40 with an average lifespan of 10 years following diagnosis. A gene variant in one of the two copies of TREM2 is found to increase the risk of Alzheimer’s disease by three-fold. Not only do mutations in a single copy of TREM2 increase the risk of Alzheimer’s disease significantly, but Alzheimer’s disease patients with TREM2 mutations also exhibit an earlier onset of symptoms by three years and an increased rate of brain volume loss compared to individuals without such mutations. Evidence also suggests that a gain of function mutation leading to increased expression of TREM2 confers a protective phenotype against Alzheimer’s disease.

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

There are currently no cures for Alzheimer’s disease. Two therapies directed at the underlying pathology of the disease have been approved by the FDA with evidence of reduction of amyloid beta plaques and potential clinical benefit. Both aducanumab and lecanemab received accelerated approval from the FDA based on a surrogate endpoint, the reduction of amyloid beta plaque in the brain. The FDA subsequently granted full approval of lecanemab based on the cognitive endpoint. Other classes of approved therapies are for symptomatic treatment including, acetylcholinesterase inhibitors and glutamatergic modulators. Drugs for symptomatic treatment are intended to help preserve neuronal communication, but only provide temporary benefit and do not slow or halt neuronal death. In addition, antidepressants and antipsychotics are often prescribed off-label to treat the symptoms of severe Alzheimer’s disease in patients suffering from agitation, aggressive behaviors, psychosis, and depression.

Recent drug candidates under development for Alzheimer’s disease include those focused on blocking synthesis, enhancing clearance or disaggregating misfolded amyloid beta or tau proteins in the brain, reversing chronic inflammation, and repairing vascular dysfunction, metabolic dysregulation, as well as neurotoxicity. Almost all of these candidates were designed to target just one of the multiple Alzheimer’s disease pathologies, and most of these drug candidates have so far failed to demonstrate significant benefit.

Although amyloid beta plaques and tau protein in the brain represent physical pathologies of the disease and are believed to cause a loss of neuronal connectivity in the brain and neuronal death, recent scientific data paints a more complex picture. We believe more efficacious therapies will likely require addressing multiple pathologies including those associated with microglial failure.

Our TREM2 Clinical Program

In January 2021, we initiated INVOKE-2, our Phase 2 trial in Alzheimer’s disease patients in early stages of the disease. The randomized, double-blind, placebo-controlled, dose-ranging, multi-center Phase 2 trial was intended to enroll approximately 265 participants with early AD at up to 90 sites globally, and in 2023 we added additional participants in the ongoing INVOKE-2 trial to replace discontinuations, including APOE e4/e4 participants, from the study. The primary endpoint of our Phase 2 trial will measure disease progression utilizing the Clinical Dementia Rating Sum of Boxes (CDR-SB). The trial will also measure multiple fluid and imaging biomarkers, and assess several secondary clinical, pharmacokinetic and pharmacodynamic endpoints, as well as safety to generate data enabling pivotal Phase 3 studies. In January 2023, the first participant from the INVOKE-2 study was enrolled and dosed in an LTE of our Phase 2 clinical trial. In the third quarter of 2023, we completed enrollment of 381 patients in the INVOKE-2 clinical trial, with data expected in the fourth quarter of 2024.

Treatment-emergent MRI findings resembling amyloid related imaging abnormalities (ARIA) have been observed in the INVOKE 2 study. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. The incidence of ARIA has been shown to increase in Alzheimer’s disease patients with the administration of certain Alzheimer’s disease therapeutics, namely anti-β-amyloid antibodies. We do not yet know whether the biological mechanism(s) causing these MRI changes are the same as that associated with the ARIA that has been described with anti-amyloid beta antibodies. In our INVOKE-2 Phase 2 clinical trial, most cases resembling ARIA were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred early in the trial in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, at that time we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, and are following recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations.

In 2019, we completed the Phase 1a portion (n=56) of a clinical trial in healthy volunteers with AL002. AL002 was well tolerated in the single ascending dose part of our Phase 1 trial. In addition, a dose dependent and statistically significant change in both soluble TREM2 (sTREM2) and downstream biomarkers for microglia functionality in CSF were observed upon treatment, indicating both target engagement and proof-of-mechanism in healthy volunteers. Based on the tolerability observed in our Phase 1a healthy volunteer trial, as well as encouraging biomarker data, we initiated the Phase 1b portion of the trial with AL002 in participants with Alzheimer’s disease. However, based on the data collected to date in preclinical studies as well as in healthy volunteers, and in alignment with our partner AbbVie, we closed enrollment in the Phase 1b trial, which was impacted by the COVID-19 pandemic, and shifted to initiating our Phase 2 trial. In our Phase 1 clinical trial, AL002 demonstrated tolerability, target engagement, and proof-of-mechanism in the central nervous systems of healthy volunteers and Alzheimer’s disease patients.

Figure 17. In healthy volunteers, a dose dependent decrease in sTREM2 and an increase in CSF-1R, a biomarker of microglial activation was observed in our AL002 Phase 1 clinical trial. CSF samples were taken from the five highest dose cohorts. The data shown are derived from analysis of CSF samples from 34 healthy volunteers (* denotes p<0.05 by T-test, *** denotes p<0.001 by T-test).

Our TREM2 Preclinical Data

AL002 binds to TREM2 on the surface of microglia and is designed to optimize microglial activity through the phosphorylation of Spleen Associated Tyrosine Kinase. With prominent academic collaborators, we demonstrated that AL002s, an antibody that is functionally similar to AL002 but cross-reacts with mouse TREM2, can normalize gene expression signatures associated with Alzheimer’s disease and reduce pathology in a mouse model of Alzheimer’s disease. Furthermore, AL002c, a form of AL002 with a murine Fc region, was shown to induce microglial proliferation and amyloid plaque compaction and decrease dystrophic neurites associated with damaged neurons in a severe amyloid mouse model that expresses either the normal or genetic risk variant of the human TREM2.

Figure 18. AL002s significantly improves cognitive deficit in a mouse model of Alzheimer’s disease. (**** indicates p<0.0001 by T-test)

Add-on and Potential Combination Use of Our Product Candidates

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

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, including $160 million for the first commercial sale in the United States and $90 million for the first commercial sale in at least two of the following countries: France, Germany, Italy, Spain, or the United Kingdom. In the United States, the parties will equally share profits and losses from commercialization of latozinemab and AL101. Outside of the United States, we will be eligible for double-digit tiered royalties.

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

In the United States, the parties will be jointly responsible for commercialization of latozinemab and AL101, with us leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, GSK will be solely responsible for commercialization of latozinemab and AL101 for all indications. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product and the Company will receive tiered royalties on net sales in the United States instead of a share of profits or losses. GSK may terminate the agreement with 180 days’ notice at any time, but we would not need to repay any portion of the payments received.

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

Under the AbbVie Agreement, we granted AbbVie an exclusive option to global development and commercialization for our TREM2 and SIGLEC 3 programs. The terms of the AbbVie Agreement included initial upfront payments of $205.0 million and $20.0 million from the sale of shares of our stock. We are responsible for the design and execution of Phase 1 and Phase 2 studies. In June 2022, AbbVie provided notice of termination with respect to the SIGLEC 3 program. In February 2023, we and AbbVie amended the AbbVie agreement, which resulted in our receiving a $17.8 million milestone payment for the dosing of the first patient in a long-term extension (LTE) study and a $12.5 million payment for the enrollment of additional patients. If AbbVie exercises its option for the TREM2 program, we will receive $250.0 million. Additionally, under the terms of the AbbVie Agreement, we will be eligible to earn up to an additional $225 million in milestone payments related to the regulatory approval for up to three indications. Following AbbVie’s option exercise for the TREM2 program, AbbVie would be responsible for certain development activities and global commercialization, taking advantage of its global clinical trial expertise and commercialization networks. Additionally, following AbbVie's option exercise, we may opt out of sharing development costs and profits and instead receive a tiered royalty on sales of products. Through this partnership, we aim to leverage the strengths of both organizations efficiently to best achieve the desired outcome.

Exercise of option. AbbVie may exercise its option for the TREM2 program at any time until the expiration of the option term. The option term ends following a fixed period after AbbVie receives our data package resulting from our TREM2 research and development program. If AbbVie does not exercise its option during the option term for a product candidate, we will retain all rights to the TREM2 program. If AbbVie exercises its option for the TREM2 program, then AbbVie will lead development and commercialization activities worldwide. After AbbVie opts in, AbbVie must use commercially reasonable efforts to develop and commercialize AL002 globally.

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

Exclusivity. During the term of the AbbVie Agreement, we and AbbVie are subject to exclusivity requirements prohibiting certain activities outside of the AbbVie Agreement directed to TREM2.

Intellectual Property. Ownership of intellectual property created in connection with the AbbVie Agreement is generally determined on the basis of inventorship. Generally, each party has the first right to prosecute and maintain its own patents. We generally have the first right to prosecute and maintain joint patents prior to AbbVie’s exercise of its option for the program relating to such patents, and AbbVie has the right following its exercise of such option. AbbVie has the first right to prosecute any infringement of jointly held patents developed under the AbbVie Agreement and our patents that are licensed under the AbbVie Agreement. Additionally, AbbVie has the sole right to prosecute its own patents. AbbVie has the first right to defend against claims that a product developed under the TREM2 program that is the subject of the AbbVie Agreement infringe third-party intellectual property rights.

Term and Termination. At any point during the term of the AbbVie Agreement, including during the research, development, and clinical trial process, AbbVie can terminate the AbbVie Agreement for convenience. In that event, all rights related to the TREM2 program revert to us. Additionally, AbbVie or we can terminate the AbbVie Agreement in connection with a material breach of the AbbVie Agreement by the other party that remains uncured for a specified period of time.

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

Commercialization Plan

We do not currently have any approved drugs, and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs. When, and if any of our product candidates are approved for commercialization, we intend to develop a commercialization infrastructure for those products in the United States, Europe, Asia, and potentially in certain other key markets. We may also rely on partnerships, such as our AbbVie and GSK collaborations, to provide commercialization infrastructure, including sales and marketing and commercial distribution.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to enforce our proprietary rights against infringers. Our strategy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates and related components, their methods of use and processes for their manufacture, our proprietary reagents, assays and platforms, and any other inventions that are commercially important to our business. We also rely on trademarks as well as trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms, methods and product candidates. We believe that we have substantial know-how and trade secrets relating to our technology and product candidates.

As of December 31, 2023, our patent portfolio contains over 50 families, which include 79 issued patents and over 500 pending patent applications that are directed to over 20 different targets and/or technologies and that are solely owned or we have rights to exclusive licenses by us. For our product candidates, we generally pursue multilayered patent protection covering the composition of matter based on binding epitopes of the product candidates on the target protein, functional characteristics of the product candidates, degenerative sequence of the product candidates, and/or specific sequence of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, nucleic acids, formulations, and methods of using the product candidates. The method of use claims further include claims directed to methods of treatment, patient selection criteria, biomarkers, disease subgroups, pharmacodynamic and clinical end-points, and dosage regimes. As further described below, we intend to strengthen the patent protection of our product candidates and technologies through additional patent application filings.

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

TREM2 Program

We own seven patent families directed to the TREM2 program, which include two issued U.S. patents, covering the compositions and uses of our TREM2 program product candidates. The first patent family is expected to expire in 2035, the second patent family is expected to expire in 2036, the third patent family is expected to expire in 2038, the fourth patent family is expected to expire in 2040, the fifth and sixth patent families are expected to expire in 2041, and the seventh patent family is expected to expire in 2043, in all cases excluding any patent term adjustments and any patent term extensions.

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

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Some of the pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including FTD, Alzheimer’s disease, Parkinson’s disease, and ALS, include large companies with significant financial resources, such as Biogen, Eli Lilly, Merck, Roche Holding AG, and Eisai. Some of these companies are pursuing product candidates for the same or similar indications to ours and in some cases acting on the same targets or through comparable mechanisms of action. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, time to market, level of promotional activity and intellectual property protection.

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

U.S. Drug Development

In the United States, the FDA regulates drugs under the Food, Drug, and Cosmetic Act (FDCA) and biologics under the FDCA and the Public Health Service Act (PHSA). Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Any future product candidates must be approved by the FDA through either a BLA or NDA process before they may be legally marketed in the United States. The process generally involves the following:

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

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.

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

Regulatory requirements for approval of therapies for the treatment of neurodegenerative diseases are evolving. For example, two agents, aducanumab and lecanemab, received accelerated approval from the FDA based on a surrogate endpoint, the reduction of amyloid beta plaque in the brain. The FDA subsequently granted full approval of lecanemab based on the cognitive endpoint. Under the FDA’s accelerated approval pathway, a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients may serve as the basis for an accelerated approval, subject to subsequent confirmatory studies. By contrast, the FDA declined to grant accelerated approval for another product, donanemab, in AD, based on an insufficient number of patients with at least 12 months of drug exposure. FDA also recently granted accelerated approval for sodium phenylbutyrate/taurursodiol for treatment of ALS, based on efficacy data from a single 24-week Phase 2 study. The FDA advisory committee that voted in favor of approval was presented with survival data for the drug in that Phase 2 study as well as biomarker data from the drug in a separate Phase 2 AD study.

In addition, a recent publication of disease progression models for genetically inherited forms of FTD, including FTD-GRN, may help inform the design of clinical trials for such forms of FTD based on more accurate estimations of sample size and the potential use of biomarkers as surrogate endpoints to reduce sample size. We and GSK held a Type C meeting with the FDA and received scientific advice from the EMA regarding the pivotal INFRONT-3 Phase 3 clinical trial of latozinemab in participants with frontotemporal dementia due to FTD-GRN. We and GSK previously aligned with the FDA and EMA to conduct the primary analysis on symptomatic participants in INFRONT-3. The companies performed a sample size re-estimation that supported enrollment of approximately 90-100 symptomatic participants for a treatment duration of 96 weeks.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s 2024 fee schedule for prescription drug user fees, which became effective on October 1, 2023, and will remain in effect through September 30, 2024, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $4.0 million. PDUFA also imposes an annual program fee for each marketed human drug or biologic ($416,734 in 2024) and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Latozinemab has been granted orphan drug designation by FDA for treatment of FTD, and AL101 also had orphan drug designation until we withdrew the IND for FTD and decided to pursue larger indications, such as AD and PD, for that product candidate. Despite latozinemab's orphan drug designation, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication for which it has not been granted orphan drug designation, it will not have orphan drug exclusivity in that non-orphan indication. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

In litigation in 2021, a court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire designated disease or condition. This appellate court decision created uncertainty in the application of orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the applicable court ruling, it intends to continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. This permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that has not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.

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

Additionally, a drug or biologic may be eligible for designation as a Breakthrough Therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a Breakthrough Therapy concurrent with, or after, the filing of the IND for the product candidate. The benefits of Breakthrough Therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. The FDA must determine if the product candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request. The receipt of a Breakthrough Therapy designation for a drug may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures, and it would not assure ultimate approval by the FDA. The FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened. Fast track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for FDA approval, but may expedite product development or approval process.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product. The Food and Drug

Omnibus Reform Act (FDORA) reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. It is unclear how these proposals, future policy changes, and changes in FDA regulations will impact new drug applications in the treatment of Alzheimer’s disease and our clinical development programs.

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

Changes in regulations, statutes or the interpretation of existing regulations and statutes could impact our business in the future by requiring, for example: changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Likewise, the interpretation of federal law by regulatory agencies may change if judicial deference to such agencies’ interpretation is limited or eliminated. The judiciary may change the agencies’ interpretation of federal law in a way that has a negative impact on the operation of our business.

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

•
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, from 2016-2020, HHS and Centers for Medicare and Medicaid Services (CMS) issued various rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules. Some rules have since been delayed in their implementation or have been rescinded.

The American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business.

In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, the Centers for Medicare and Medicaid Services (CMS) published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Further, many states have proposed or enacted legislation, administrative actions, and government programs that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. Recently, the FDA authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Additionally, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. Such initiatives, state drug importation programs, and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the demand for any such product candidate, if approved. The full impact of the state importation program on our industry and our business is unclear.

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

Human Capital Resources

Our human capital resources are a key factor in our ability to achieve our mission. We believe that our future success depends, in part, on our ability to continue to identify, recruit, retain, incentivize, and integrate our employees, advisors, and consultants.

Employee Profile

As of December 31, 2023, we had 244 full-time employees, 76% of whom were engaged in research and development activities. The majority of our employees work out of our headquarters location in South San Francisco; we have a second, smaller location – Anderson-Simonsen Labs – located in Newark, CA; and the remainder of our team members work remotely. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Diversity and Inclusion

Our employees represent a broad range of backgrounds and bring a wide array of perspectives and experiences to the company. We are committed to building an open, diverse, and inclusive environment for everyone, as we believe this fosters greater innovation and furthers our mission. We have made efforts to ensure that our job postings, hiring process, and people programs are unbiased and are fair and equitable to all. As of December 31, 2023, approximately 62% of our workforce, 63% of Research & Development, and 58% of people managers were female. As of December 31, 2023, ethnic or racial minorities represented approximately 53% of our workforce, 56% of Research & Development, and 43% of our people managers.

We do not tolerate discrimination or harassment of or retaliation against our employees, job applicants, contractors, consultants, interns, or volunteers, and we have a longstanding anti-harassment policy. We have created multiple safe avenues for employees to submit concerns, including an anonymous hotline that goes directly to our head of compliance. We have a formal process and policy for the submission and treatment of complaints.

Employee Compensation and Benefits

The principal purpose of our compensation program is to attract, retain, and reward employees who share our vision and are deeply connected to our mission. We achieve this purpose through the granting of cash-based and stock-based compensation awards and the provision of meaningful benefits. Our compensation and benefits include:

•
Competitive employee base salaries and short-term incentive bonus opportunity;
•
Stock-based compensation awards to encourage an ownership mindset and align employees to Alector’s long-term success;
•
Retirement savings options and matching contributions;
•
Healthcare and other benefits for all full-time employees and their dependents, including dedicated mental health, fertility, and caregiving programs;
•
Generous paid time off for all full-time employees; and
•
Parental leave and other leave options available to all employees

Employee Growth and Development

We are committed to employee growth and development, and we support this in a variety of ways, including through a seminar program of visiting academics, in-house training programs (for all employees and specifically for people managers to ensure quality management of their direct reports and teams), and quarterly employee/manager check-ins to discuss career development goals and success. Additional opportunities are available to employees, including opportunities to attend external conferences or receive training. We encourage ongoing feedback, improvement, and growth for our employees, and we have incorporated those principles into our values, particularly the value “Embrace Feedback – and a growth mindset.”

Employee Wellness, Health, and Safety

The well-being of Alector’s employees is critical to our business success, and we have designed our health and safety programs to reflect our commitment to a safe working environment that is in-line with regulatory standards. We mandate Environmental Health and Safety (EH&S) training for all new employees and annual refresher training to ensure awareness of current policy and procedures. Additionally, we require job-specific technical and safety training for employees in laboratories and specialized work environments. We conduct internal safety inspections to ensure a continued safe working environment and to monitor employee adherence to policies and procedures. In addition, we engage with third-party EH&S providers to review our programs and ensure compliance with regulatory health and safety standards.

Flexible Work Options

The global pandemic taught us that great work can be accomplished in a variety of work environments. We embraced the principle of flexibility and moved to a hybrid working model for all whose roles allow for it. We empower our people to deliver great results by giving team members choice and flexibility about their work environment where possible, so that our employees can contribute productively.

Corporate Information

We were initially formed as a limited liability company in Delaware in May 2013 under the name Alector LLC and completed our restructuring to a Delaware corporation in October 2017 under the name Alector, Inc. Our principal executive offices are located at 131 Oyster Point Boulevard, Suite 600, South San Francisco, California 94080. Our telephone number is 415-231-5660. Our website address is www.alector.com. Information contained on, or that can be accessed through, our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission (SEC).

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

We are a clinical stage biotechnology company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson’s disease, and ALS. We commenced operations in May 2013. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab; we are in a Phase 2 clinical trial for one product candidate, AL002; and we are in a Phase 2 clinical trial for AL101. In the third quarter of 2023, we inactivated the IND for AL101 in FTD, given that we and GSK plan to develop AL101 for the potential treatment of larger indications, including Alzheimer’s disease and Parkinson’s disease. We previously decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. We inactivated the IND for AL044 in the third quarter of 2023. In addition, in 2022, AbbVie decided to terminate our CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

We will encounter risks and difficulties frequently experienced by clinical-stage biotechnology companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $130.4 million, $133.3 million, and $36.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $710.1 million.

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

To date, clinical development of two of our product candidates has been terminated. AbbVie decided to terminate our CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $548.9 million. In January 2024, we announced the closing of an underwritten public offering and the net proceeds from the offering were approximately $71.1 million. Our cash, cash equivalents and marketable securities as of December 31, 2023 plus the net proceeds from the offering total $620.0 million, which we anticipate provides runway through 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of the COVID-19 pandemic and geopolitical events, including the ongoing conflict between Russia and Ukraine, and associated sanctions targeting Russia, and the ongoing conflict between Israel and Hamas, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced a significant downturn over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us, or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

We have identified over 100 potential immune system targets. Three of our product candidates, latozinemab, AL002, and AL101 are in clinical development, and we continue to develop our research pipeline. Together, the development of these programs and product candidates requires significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

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

We have never completed a clinical development program. We are in Phase 2 and Phase 3 clinical trials for one product candidate, latozinemab, we are in Phase 2 clinical development for one product candidate, AL002, we are in a Phase 2 clinical trial for one product candidate, AL101. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For any product candidates that have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion.

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled, or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdiction. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our business, financial condition, results of operations, and our growth prospects could be negatively affected.

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

Our approach to the treatment of neurodegenerative diseases aims to identify and select targets enriched in microglia and other myeloid immune cells which are genetically associated with neurodegenerative diseases. We identify and develop product candidates that are designed to cross the blood brain barrier in sufficient quantity and potency to enable efficacious dosing in the brain and engage the intended target, and we must be able to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, demonstrate target and pathway engagement, and measure the impact on disease progression of our product candidates. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

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
•
failure by our CROs, other third parties, or us to adhere to clinical trial protocols and other requirements;
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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do or sooner than anticipated, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program under which AL003 was being developed. AbbVie, or any other collaboration partner may, in the future decide to terminate collaboration programs based on, among other things, our clinical trial data.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, and impacts of worldwide economic conditions, including the COVID-19 pandemic and other geopolitical events.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We pursued measures to enroll our Phase 3 INFRONT-3 and Phase 2 INVOKE-2 trials, for example, by opening additional clinical trial sites and expanding recruitment efforts to enroll the INFRONT-3 trial. We completed enrollment in those trials in the second half of 2023. Target enrollment of our Phase 3 INFRONT-3 trial was based on feedback from the FDA and EMA. However, we may experience difficulties in patient enrollment in other clinical trials for a variety of reasons, including:

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

We or our partners may encounter difficulties or delays in enrollment of our clinical trials, due to the availability of newly approved therapies and competing products. For example, lecanemab has received FDA approval for the treatment of Alzheimer’s disease, and donanemab, an investigative drug for the treatment of Alzheimer’s disease, may receive FDA approval in 2024. As a result, our or our partners’ ability to enroll participants in clinical trials for Alzheimer’s disease may be hampered if potential participants choose to instead avail themselves of approved therapies.

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

For example, in our ongoing INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, treatment-emergent MRI findings resembling ARIA have been observed. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. The incidence of ARIA has been shown to increase in Alzheimer’s disease patients with the administration of certain Alzheimer’s disease therapeutics, namely anti-β-amyloid antibodies. We do not yet know whether the biological mechanism(s) causing these MRI changes are the same as that associated with the ARIA that has been described with anti-amyloid beta antibodies. In our INVOKE-2 Phase 2 clinical trial, most cases resembling ARIA were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred early in the trial in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, at that time we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, and are following recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations. If these measures are not successful in managing the ARIA in our trials, then the FDA, EMA or other regulatory authority may suspend clinical trials, delay or deny approval, or require a more restrictive label or box warning on an approved product.

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

On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on the FDA and other regulatory policies and operations is unclear. To the extent the COVID-19 pandemic or other disease outbreaks continue to pose a threat to our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences. Additionally, a resurgence of the COVID-19 pandemic or other public health concerns could adversely impact economic and market conditions and lead to an extended period of rapid inflation and global economic slowdown.

In 2020 and 2021, the FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect. Should the FDA issue additional guidance that mandates material changes to our clinical trials in response to a pandemic or other public health outbreak, the costs of such clinical trials may increase.

The spread of COVID-19 and subsequent variants has caused us to modify our business practices including by employing more remote workers and operating under a hybrid work model. In addition, we may take actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners, and suppliers. We continue to maintain both a remote and hybrid work force, with many employees continuing to work remotely.

To the extent the ongoing COVID-19 pandemic or other public health concerns adversely affect our operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We face significant competition in an environment of rapid technological and scientific change. Some competitors have achieved, and there is a possibility that other competitors will achieve regulatory approval before us. Our competitors’ therapies may be safer, more advanced, or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in January 2023, FDA granted accelerated approval, and in July 2023, FDA granted full approval to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Eisai has also filed marketing authorization applications for lecanemab in Japan and Europe. Eisai further announced that they expect to initiate a Phase 1 clinical trial with a TREM2 agonist in Alzheimer’s disease in 2024. Additionally, in July 2022, Biogen announced that the FDA accepted an NDA for tofersen, a drug for ALS associated with mutations in superoxide dismutase 1 (SOD1), and in September 2022, Amylyx Pharmaceuticals, Inc. announced that the FDA approved RELYVRIO™ (sodium phenylbutyrate and taurursodiol) for the treatment of adults with ALS. The FDA granted accelerated approval to tofersen in April 2023, to be marketed as QALSODY™. In seeking accelerated approval, Biogen pointed to biomarker data and the slowing of disease progression in a longer-term follow-up in their study. In addition, companies such as Prevail Therapeutics, Inc. (Prevail) and Passage Bio, Inc. (Passage Bio) have developed gene therapy based products (PR006 and PBFT02, respectively) for the treatment of FTD-GRN. Vigil Therapeutics has developed small molecule (VG-3927) and antibody (iluzanebart) candidates targeting TREM2. There are also pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc. (Denali), F. Hoffman La Roche Ltd. (Roche), and Aliada Therapeutics, Inc. (Aliada), that are developing technologies for the transport of products across the blood-brain barrier. Other competitors are pursuing product candidates that act on the same targets or through comparable mechanisms of action.

Furthermore, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, including through fast track designation, priority review, accelerated approval or breakthrough therapy designation, and may obtain orphan drug exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in large quantities. Our CDMOs may be unable to successfully produce or increase the manufacturing scale or capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If any of the foregoing occurs, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained in any or all jurisdictions in which such approval or launch is intended, which could significantly harm our business. The same risk would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design, and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

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

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists are expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

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

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted or potential future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continued governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or render commercially inviable our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products entitled to the 12-year period of exclusivity, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is analogous to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar approval path and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

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

If competitors are able to obtain marketing approval for biosimilars referencing our product candidates, if approved, such product candidates may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts or in countries outside the United States under the applicable legal regimes. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense or negotiations of a settlement would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

The time required to obtain approval by the FDA, EMA, and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity, and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other studies. We have not submitted an application for or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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
•
the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures, and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval, including, for example, in connection with the FDA’s approval of

Biogen’s Aduhelm in Alzheimer’s disease amid questions regarding the underlying data, as well as the government investigation of the FDA’s approval process for Aduhelm.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and growth prospects.

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, any of which could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any regulatory approvals we may have obtained. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies such as FDA to interpret relevant statutes, more companies may bring lawsuits against FDA to challenge longstanding FDA decisions and policies which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our regulatory submissions.

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

Treatment-emergent MRI findings resembling ARIA have been observed. in our INVOKE-2 Phase 2 clinical trial. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. The incidence of ARIA has been shown to increase in Alzheimer's disease patients with the administration of certain Alzheimer’s disease therapeutics, namely anti-β-amyloid antibodies. We do not yet know whether the biological mechanism(s) causing the MRI changes in INVOKE-2 are the same as that associated with the ARIA that has been described with anti-amyloid beta antibodies. In INVOKE-2, most cases resembling ARIA were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred early in the trial in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, at that time we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, and are following recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations.

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

•
we may be required to create a Risk Evaluation and Mitigation Strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, pre-prescription screening or ongoing monitoring for ARIA and/or other adverse events, and/or other elements, such as boxed warning on the packaging (for example, as required for lecanemab), to assure safe use;
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

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any partner we work with fails to comply with the regulatory requirements in international markets or fails to receive applicable marketing approvals, our target market will be reduced, and our ability to realize the full market potential of our product candidates will be harmed.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. While latozinemab has (and AL101 previously had) orphan drug designation for treatment of FTD, we may be unable to reap the benefits associated with orphan drug status. In addition, we may be unable to obtain orphan drug designation for any additional product candidates, if we seek such designation.

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

We have obtained Fast Track designation and Breakthrough Therapy designation from the FDA, for latozinemab for the treatment of patients with FTD carrying specific genetic mutation in the granulin gene, but we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

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

In February 2024, the FDA granted Breakthrough Therapy Designation to latozinemab for the treatment of FTD-GRN. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, the CMS published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance requirements and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.

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
•
State and foreign laws also govern the privacy and security of health information in certain circumstances, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the data obtained in our clinical trials. These laws and regulations include the General Data Protection Regulation (GDPR) in the European Union and similar requirements in other jurisdictions, as well as state privacy laws within the United States. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are continually working to comply with these laws, and we have devoted, and anticipate needing to continue to devote significant additional resources to our compliance efforts. It is possible that new legislation or regulations may impose new obligations and requirements on similarly situated companies, and these laws or regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction, that can result in new or modified compliance obligation or that may be inconsistent with our policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy, and data protection, or to protect our systems, personal data, and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, and could impact our ability to use, process, disclose, or transfer data obtained in our clinical trials, any of which could materially affect our business, financial condition, results of operations, and prospects.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our arrangements with AbbVie, GSK, and Adimab. As discussed previously, GSK can terminate its GSK Agreement with us, subject to certain notice provisions, in its entirety and for convenience at any time. Similarly, AbbVie can terminate the AbbVie Agreement for convenience at any point during the term of the agreement, including the research, development, and clinical trial process. Adimab can terminate its agreements with us in the event of uncured materials breaches, and subject to certain notice requirements. In the event that one of our current third-party collaborators discontinues its collaboration with us, we may not be able to find a suitable alternative collaboration partner or partners, or we may need to obtain and expend additional and unanticipated capital to maintain our current development programs.

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
•
collaborators may decide to not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs, for example, based on clinical trial results, changes in the collaborator’s strategic focus or available funding, the collaborator’s assessment regarding the commercial viability of the product candidate, or external factors such as an acquisition that diverts resources or creates competing priorities or collaborators may elect to fund or commercialize a competing product;
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
•
the terms of a collaboration agreement may be amended in a manner that could negatively impact us;
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

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, GSK is conducting the PROGRESS-AD Phase 2 trial with AL101/GSK4527226, and Alector is responsible for up to $140.5 million of the costs of such study. As such, the timing at which such costs are incurred, and the day-to-day operations of conducting such study are not within Alector’s control.

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

We may not realize the benefit of collaborations if we or our collaborator elects not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. For example, AbbVie may decide not to exercise its exclusive option to develop and commercialize our TREM2 program, and in that case, we would not receive a $250.0 million milestone payment for such opt-in or any future payments, and all rights to the TREM2 program would revert back to us. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section also apply to the activities of our collaborators and any negative impact on our collaborators may adversely affect us.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. For example, if our CROs or clinical sites deviate from the clinical protocol or cGCPs, then such deviations could have serious negative impacts on our trials, including exclusion of patients or sites from our trials, which could put patients at risk or make assessment of the clinical endpoints infeasible or inconclusive. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases within certain timeframes. We may also be exposed to additional liabilities if our contracted third parties engage in activities associated with improper use of information obtained in the course of patient recruitment for our clinical trials, cGCP noncompliance or noncompliance under applicable privacy laws, which could result in regulatory sanctions and cause serious harm to our reputation and business operations. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, clinical data to advance development of any of our product candidates or to achieve marketing approvals for any of our product candidates and we will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

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

Our current and anticipated future dependence upon others for the manufacture of any product candidates we may develop may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We, and the CDMO partners on which we rely, depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials, could harm our business.

We and the CDMO partners on which we rely depend on third-party suppliers for the supply of the raw materials required for the production of our product candidates, and we expect to continue to depend on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. Their dependence on these third-party suppliers and the challenges faced in obtaining adequate supplies of raw materials involve several risks, including supply chain issues caused by the effects of worldwide economic conditions, including the COVID-19 pandemic, national security concerns, export or import restrictions, trade tariffs, or other geopolitical events, limited control over pricing, the availability of such materials, the quality of such materials, and delivery schedules. To the extent our business relies on customers, vendors, or suppliers in countries where the U.S. government has imposed any of these or other trade restrictions, our business may experience a material adverse effect. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required drug product on a development manufacturing services agreement or purchase order basis. We cannot be certain that suppliers will continue to provide the quantities of these raw materials that are required or satisfy the anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including those caused by the effects of worldwide economic conditions including the COVID-19 pandemic or other geopolitical events, could materially harm our ability to manufacture our product candidates until a new source of supply, if any, can be identified and qualified. In such an event, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of the suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

In addition, subject to the terms of any such agreements, we may not have the right to control the preparation, filing, prosecution, and maintenance, and we may not have the right to control the enforcement and defense of certain patents and patent applications relating to or affecting our development candidates. For example, the GSK Agreement provides GSK with certain rights with respect to preparation, filing, prosecution, maintenance, enforcement, and defense of certain patents and patent applications.

We cannot be certain that patents and patent applications as to which preparation, filing, prosecution, maintenance, enforcement, or defense are controlled by our collaborators will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our collaborators fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, our rights to such patents may be reduced or eliminated, our right to develop and commercialize any of our product candidates that are the subject of such rights could be adversely affected, and we may have a reduced ability to prevent competitors from making, using, and selling competing products. In addition, even where we have the right to control prosecution of patent applications we have licensed to and from collaborators, we may still be adversely affected or prejudiced by actions or inactions of our collaborators that took place prior to the date upon which we assumed control of patent prosecution.

Furthermore, our or our collaborators’ patents may be subject to a reservation of rights by one or more third parties. For example, we received an award from the National Institute of Health in support of our research into the production and characterization of novel therapeutic antibodies against the neurotrophic factor PGRN degrading receptor SORT1. As a result, the U.S. government may have certain rights to resulting intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of the government funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements for public use under federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in facilities in the United States in certain circumstances and if the U.S. government does not waive this requirement. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Moreover, the government may implement new policies and guidelines that impose certain risks on our intellectual property. On July 28, 2023, President Biden issued an Executive Order that emphasized a preference for domestic manufacturing for subject inventions under the Bayh Dole Act. On December 7, 2023, the National Institutes of Science and Technology (NIST) published a draft framework for expanding the use of the government’s march-in rights under Bayh Dole. To date, the government has not exercised its march-in rights against any federal funding recipient (assignee or exclusive licensee). However, the framework proposes using the price of pharmaceuticals as a factor in determining whether a federally funded drug is sufficiently accessible to the public and as a basis for the exercise of the government’s march-in rights. If the final framework applies to certain inventions developed with government funding and no waivers or exceptions apply, the U.S. government could exercise its march-in rights for these subject inventions under the new framework, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

We conduct our operations at our facility in South San Francisco, California, a region that is headquarters to many other biotechnology companies as well as many academic and research institutions, which may limit our ability to hire competitively and retain highly qualified personnel from or outside of our region.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide restricted stock units, stock option grants, and other equity awards that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

We will need to effectively manage the size and capabilities of our organization.

As of December 31, 2023, we had 244 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Our near-term financial performance and development plans also require that we manage our personnel, and we recently committed to a plan to reduce our workforce to better align our resources with our current strategic priorities. We initiated a reduction in force impacting approximately 30 employees across the organization effective March 2023. One-time restructuring charges associated with the reduction in force were approximately $1.7 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2023. Any future reductions in or restructurings of our workforce, whether due to market downturns, uncertainty in capital markets, other macroeconomic changes or any other reason, may generate severance and other costs that may cause our business and operating results to suffer.

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
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals, that may impact their ability to fulfill their obligations under such transaction;
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

We have experienced cyber-attacks in the past, and our internal computer systems, or those used by third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs or other vendors, contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches or sensitive data loss that could compromise the confidentiality, integrity, and availability of such systems and data, result in material disruptions of our development programs and business operations, risk disclosure of confidential, financial, or proprietary information, and affect our reputation.

We have experienced cyberattacks in the past that have not had a material effect on our business operations, and we face the risk of future cyberattacks that may or may not have a material effect. Despite the implementation of security measures, our internal computer systems and those of third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs and other vendors, contractors and consultants, may be vulnerable to damage, interruption, or other disruption from various causes, including computer viruses and other malicious code, and may be vulnerable to unauthorized access. Likewise, data privacy or security breaches or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets, or personal information of our employees, patients, customers, or other business partners, may be exposed to unauthorized persons or to the public or may otherwise be misused. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, and defend against. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. During times of war and other conflicts, we and our business counterparties, including third parties upon which we rely, may be vulnerable to a heightened risk of these attacks. Such attacks might involve the use of sophisticated malware, including ransomware or various types of service denial tactics. They can be initiated through harmful websites or by leveraging phishing strategies, social engineering tactics, or credential stuffing. This might also include brute force attacks, along with other contemporary malicious methods which are always changing.

If a breakdown, cyberattack, or other information security breach or incident occurs, it could cause damage to or interruptions or other disruptions in our operations or those of third parties with which we engage, and could result in damage to, the loss or unavailability of, or misappropriation or other unauthorized use or processing of, sensitive data, including personal information and confidential information, such as our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss or unavailability of, or damage to, clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, clinical trial sites, and CROs and other vendors, consultants and contractors for research and development of our product candidates, and we rely on other third parties, such as CDMOs and CROs, to manufacture our product candidates and to conduct clinical trials, respectively. Supply-chain attacks against third-party actors like these have increased in frequency and severity, and we cannot guarantee that third-party infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Cyberattacks, security breaches and incidents, and disruptions, interruptions, and similar events relating to their computer systems and operations could also have a material adverse effect on our business.

We and our business counterparties, including third parties on which we rely, may be unable to anticipate or prevent techniques used to obtain unauthorized access to or to compromise our or our business counterparties’ systems because such techniques change frequently and are generally not detected until after an incident has occurred. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions or other disruptions, attacks, or compromises of, or security breaches or incidents impacting, systems that could adversely affect our business and operations and/or result in the loss or unavailability of, or damage to, critical or sensitive data.

Any disruption or security breach or incident resulting in loss or unavailability of, or damage to, our data or systems, or those of third parties on which we rely, or inappropriate use, disclosure, or modification of personal, sensitive, confidential or proprietary information, could result in our being subject to claims, demands, and litigation, investigations and other regulatory proceedings, and fines and other liabilities, as well as in delays to further development and commercialization of our product candidates. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service disruptions, or prevent or identify vulnerabilities or security breaches or incidents, that could adversely affect our business and operations or result in the loss, unavailability, or corruption of, or inappropriate access to or use of, confidential, personal, or other sensitive information or company resources. Any such interruptions, breaches or incidents, or the perception that any have occurred, could result in financial, legal, business, or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other privacy and security breaches or incidents.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

The majority of our operations including our corporate headquarters are located in a facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development, or research facilities due to fire, natural disaster, global pandemics, power loss, communications failure, unauthorized entry, earthquakes or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and our business may be seriously harmed by such delays and interruption.

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

As of December 31, 2023, we had federal and state net operating loss (NOL) carryforwards of approximately zero and $202.2 million, respectively. Federal NOL carryforwards have an indefinite life but cannot offset more than 80% of taxable income. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of our initial public offering in February 2019 and follow-on public offering in January 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. Additionally, our NOLs may also be subject to limitations under state law.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the TCJA went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years for domestic costs and 15 years for foreign costs. As a result, the Company recognizes taxable income earlier than anticipated. Also, the United States recently enacted the Inflation Reduction Act of 2022 (the IRA), which introduced a 15% minimum tax on book income and a 1% excise tax on certain stock buybacks. Changes in tax laws (including provisions of the IRA), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively or materially affect our financial position, cash flows and results of operations.

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

Certain holders of shares of our common stock have rights may, in the future, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. On November 7, 2023, we entered into an at-the-market sales agreement with Cowen and Company, LLC (TD Cowen) pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen. On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 40.9 percentage of our outstanding common stock as of February 22, 2024. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 3.4% for the 12 months ended December 31, 2023. If the inflation rate continues to increase, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the

Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, using widely recognized industry frameworks. We use risk management strategies that focus on vital areas such as data protection, access control, incident response, and vulnerability management, and we have integrated these processes into our overall risk management program. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We have implemented a multi-faceted cybersecurity program in accordance with globally recognized standards to protect the confidentiality, integrity, and availability of our information assets. The primary aims of this program are to devise, initiate, and maintain a cybersecurity approach that safeguards our systems, services, and data from unauthorized access, outages, exposure, modification, damage, and loss.

We have implemented a range of logical and technical controls to appropriately restrict physical and logical access. We maintain authentication controls in line with industry-recognized standards, including audit trails and logs for access. Access privileges are updated following any change in personnel or system, and are reviewed periodically, with the frequency determined by the associated risk of the application or system.

We engage the expertise of third-party organizations to assist us to design and implement our cybersecurity procedures, as well as to monitor and test our safeguards in the context of recognized industry standards and practices. This process aims to confirm that our security infrastructure is robust and efficient, and that it is designed to resist diverse security threats. We use the critical insights gained from these third-party assessments to continue to improve our security controls and protect our systems and data.

We evaluate potential cybersecurity risks associated with third-party service providers, including through a periodic vendor security review process overseen by our Head of Cybersecurity.

We have not encountered any cybersecurity threats or incidents to date that have materially affected, or that are reasonably likely to materially affect, our business, strategy, results of operations or financial condition. For additional information regarding cybersecurity risks and their potential impacts on our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

Our Vice President, Technology and Digital Health, serves as our Head of Cybersecurity and is responsible for developing and executing our cybersecurity strategy and program. We also maintain a team of cybersecurity professionals who are responsible for security operations and report to the Head of Cybersecurity, who has more than 20 years’ experience in cybersecurity and information technology infrastructure and operations.

Our Head of Cybersecurity is regularly informed about developments in cybersecurity, including potential threats and innovative risk management techniques in the interest of effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Head of Cybersecurity oversees the processes for monitoring our information systems, including periodic system audits to identify potential vulnerabilities and third-party audits and evaluations. In the event of a cybersecurity incident, the Head of Cybersecurity implements an incident response plan. This plan includes immediate actions to mitigate the impact of incidents and strategies for remediation of future incidents. The Head of Cybersecurity is responsible for reporting information about cybersecurity risks and incidents to our Chief Financial Officer and other members of executive management.

Our board of directors oversees our enterprise risk management, including our management of cybersecurity risks. The audit committee of our board of directors has primary responsibility for the oversight of risks from cybersecurity threats. The Head of Cybersecurity, or a delegate, provides quarterly reports to the audit committee on the effectiveness and overall status of our cybersecurity program, and is responsible for reporting to the audit committee information about our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses.

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease approximately 105,000 square feet of office and laboratory space. The term of the lease agreement expires in May 2029, with an option to extend the term of the lease for an additional 10 years. The lease agreement also provides us a right of first offer to expand into available office space in the building. We subleased approximately 7,100 square feet of our corporate headquarters in November 2021 with a lease term that expired in December 2022. Additionally, we subleased approximately 13,150 square feet of our corporate headquarters in May 2022 with a lease term that expired in November 2023. We also subleased approximately 13,250 square feet of the Headquarters in November 2023 with a lease term that will expire in November 2024. We also subleased approximately 9,300 square feet of our corporate headquarters in February 2023 with a lease term that will expire in February 2025. We lease approximately 18,700 square feet of additional office and laboratory space in Newark, California. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol ”ALEC.”

Holders of Record

As of February 22, 2024, there were approximately 6 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Alector, Inc. under the Securities Act of 1933, as amended (the Securities Act), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 7, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2023. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Overview

We are a clinical stage biotechnology company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to identify targets and advance a broad portfolio of product candidates, validated by human genetics, which we believe may improve the probability of technical success over shorter development timelines. Three product candidates, latozinemab (also referred to as AL001), AL002, and AL101 are in clinical development. We continue to develop our preclinical and research pipeline, and we are developing our proprietary blood brain barrier technology to potentially apply to next generation product candidates. We are focusing our development resources on latozinemab in FTD and AL002 and AL101 in Alzheimer’s disease. We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, GSK and AbbVie.

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO) and follow-on offerings.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $130.4 million, $133.3 million, and $36.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $710.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On March 28, 2023, we committed to a plan to reduce our workforce by approximately 11% to better align our resources with our previously announced strategic prioritization of our late-stage progranulin and TREM2 immuno-neurology programs. We initiated such reduction in force impacting approximately 30 employees across the organization, effective March 29, 2023. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $548.9 million. In January 2024, we announced the closing of an underwritten public offering and the net proceeds from the offering were approximately $71.1 million. Our cash, cash equivalents and marketable securities as of December 31, 2023 plus the net proceeds from the offering total $620.0 million, which we anticipate provides runway through 2026.

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

Under the terms of the AbbVie Agreement, in addition to receiving the upfront payments from AbbVie, we may also be entitled to development and regulatory milestone payments, an opt-in payment for continued development of AL002, and other future payments from profit sharing or royalties after commercialization of product candidates from such program. Under the terms of the AbbVie Amendment signed in February 2023, the Company received a $17.8 million milestone payment in March 2023 for the dosing of the first patient in the LTE trial and $12.5 million payment in the second half of 2023 for the enrollment of additional patients.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $293.8 million as of December 31, 2023, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial, INFRONT-3, and which has an ongoing Phase 2 clinical trial; AL002, which is being studied in a Phase 2 clinical trial; and AL101, which has an ongoing Phase 2 clinical trial. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Other Income, Net

Other income, net consists primarily of interest earned on our cash equivalents and marketable securities.

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year. These historical operating results may not be indicative of the results for any future period. A discussion of our results of operations for the comparison of the years ended December 31, 2022 and 2021 can be found on page 102 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023.

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Dollar
	2023	2022	Change
	(In thousands)
Collaboration revenue	$97,062	$133,617	$(36,555)
Operating expenses:
Research and development	192,115	210,418	(18,303)
General and administrative	56,687	61,033	(4,346)
Total operating expenses	248,802	271,451	(22,649)
Loss from operations	(151,740)	(137,834)	(13,906)
Other income, net	26,561	7,778	18,783
Loss before income taxes	(125,179)	(130,056)	4,877
Income tax expense	5,212	3,254	1,958
Net loss	$(130,391)	$(133,310)	$2,919

Revenue

Collaboration revenue was $97.1 million for the year ended December 31, 2023, compared to $133.6 million for the year ended December 31, 2022. The decrease of $36.6 million was mainly due to $68.9 million of collaboration revenue recognized in the second quarter of 2022 due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL003 program and a $27.0 million decrease in revenue recognized for the latozinemab programs. This was offset by a $30.6 million increase in revenue recognized for the AL101 programs, including a cumulative non-cash revenue adjustment due to contract modification to have

GSK operationalize the AL101 Phase 2 study and a $29.0 million increase to collaboration revenue for the AL002 program due to the addition of AL002 LTE and patient replacement revenue in 2023. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $192.1 million for the year ended December 31, 2023, compared to $210.4 million for the year ended December 31, 2022. The decrease of $18.3 million was mainly due to the Company’s strategy to prioritize late-stage programs, higher cost share amounts with GSK for the latozinemab programs that are recorded as contra expense, less manufacturing expense due to the timing of production, and the Company's funding to GSK on the AL101 AD program being recorded as a reduction of our refund liability to collaboration partner.

	Year Ended December 31,		Dollar
	2023	2022	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$14,511	$22,118	$(7,607)
AL101	4,403	7,751	(3,348)
AL002	51,490	34,805	16,685
Other programs	21,096	44,931	(23,835)
Indirect research and development expenses
Personnel related (including stock-based compensation)	76,956	76,063	893
Facilities and other unallocated research and development expenses	23,659	24,750	(1,091)
Total research and development expenses	$192,115	$210,418	$(18,303)

General and Administrative Expenses

General and administrative expenses were $56.7 million for the year ended December 31, 2023, compared to $61.0 million for the year ended December 31, 2022. The decrease of $4.3 million was mainly driven by a decrease in consulting expenses related to accounting, recruiting, IT, and other general expenses, plus a decrease in insurance costs.

Other Income, Net

Other income, net was $26.6 million for the year ended December 31, 2023, compared to $7.8 million for the year ended December 31, 2022. The increase of $18.8 million was due to higher investment yields on our marketable securities compared to the prior year.

Income Tax Expense

Income tax expense was $5.2 million for the year ended December 31, 2023, compared to $3.3 million for the year ended December 31, 2022.

Liquidity and Capital Resources

Since our inception through December 31, 2023, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on offering.

As of December 31, 2023, we had $548.9 million of cash, cash equivalents, and marketable securities. As of December 31, 2023, we had an accumulated deficit of $710.1 million.

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

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $548.9 million. In January 2024, we announced the closing of an underwritten public offering and the net proceeds from the offering were approximately $71.1 million. Our cash, cash equivalents and marketable securities as of December 31, 2023 plus the net proceeds from the offering total $620.0 million, which we anticipate provides runway through 2026. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. On November 7, 2023, we entered into an at-the-market sales agreement with TD Cowen pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen. On January 17, 2024, we entered into an underwriting agreement with Cantor, pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. The Company also granted Cantor an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 1,630,434 shares of common stock.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash provided by (used in) operating activities	$(184,162)	$(20,329)	$298,551
Cash provided by (used in) investing activities	101,918	(159,014)	(49,663)
Cash provided by financing activities	2,550	4,514	30,295

Operating Activities

For the year ended December 31, 2023, cash used in operating activities was $184.2 million. This was mainly due to the net loss of $130.4 million. We also had a decrease in deferred revenue of $66.8 million and a decrease in refund liability of $24.5 million. This was offset by a non-cash charge of $42.8 million for stock-based compensation.

For the year ended December 31, 2022, cash used in operating activities was $20.3 million. This was due to the net loss of $133.3 million offset by an increase in deferred revenue of $66.4 million from the $200 million upfront payment received less revenue recognized. In addition, we had non-cash charges of $46.1 million for stock-based compensation.

For the year ended December 31, 2021,cash provided by operating activities was $298.6 million. This was due to the net loss of $36.3 million offset by an increase in deferred revenue of $292.9 million from the $500 million upfront payment received in the third quarter of 2021 from GSK. In addition, we had non-cash charges of $40.8 million for stock-based compensation and $6.3 million for depreciation and amortization expense.

Investing Activities

For the year ended December 31, 2023, cash provided by investing activities of $101.9 million was primarily related to the maturities of marketable securities of $652.5 million offset by purchases of marketable securities of $551.7 million.

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

Financing Activities

For the year ended December 31, 2023, cash provided by financing activities of $2.6 million was primarily from the exercise of options to purchase common stock and the issuance of stock from the 2019 Employee Stock Purchase Plan.

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

Revenue Recognition

We recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under arrangements, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligations. If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling price (SSP). The relative SSP for each deliverable is estimated using external sourced evidence if it is available. If external sourced evidence is not available, we use our best estimate of the SSP for the deliverable.

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

The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

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

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term.

Expected Dividend—The expected dividend rate is zero because we have not historically paid and do not expect for the foreseeable future to pay a dividend on our common stock.

Stock-based compensation associated with restricted stock units (RSUs) is based on the fair value of our common stock on the grant date, which equals the closing price of our common stock on the grant date. We recognize expense over the vesting period of the awards. Expense for options and RSUs that vest based only on a service condition is recognized on a straight-line basis.

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

We had cash, cash equivalents, and marketable securities of $548.9 million as of December 31, 2023, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.1 million as of December 31, 2023.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of

December 31, 2023, approximately $3.9 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 8. Financial Statements and Supplementary Data.

ALECTOR, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alector, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter

The Company recorded collaboration revenue of $97.1 million for the year ended December 31, 2023. As described in Note 2, collaboration revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. In order to recognize collaboration revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations. Revenues are recognized as the program costs are incurred.

Auditing collaboration revenue was challenging as it involves assessing highly judgmental estimates with respect to the Company’s determination of the total expected costs to satisfy the performance obligations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the identified risks related to the Company’s process used to determine total expected costs to satisfy the performance obligations, including management’s controls over updates to the budget for the relevant research and development programs.

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

San Mateo, California

February 27, 2024

ALECTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$74,555	$154,323
Marketable securities	474,306	558,528
Receivable from collaboration partner	—	2,587
Prepaid expenses and other current assets	16,946	10,997
Total current assets	565,807	726,435
Property and equipment, net	21,861	25,521
Operating lease right-of-use assets	25,195	27,811
Restricted cash	1,546	1,472
Other assets	7,418	6,409
Total assets	$621,827	$787,648
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,775	$4,189
Accrued clinical supply costs	5,215	5,559
Accrued liabilities	30,378	27,771
Deferred revenue, current portion	82,975	48,231
Payable to collaboration partner	7,703	—
Refund liability to collaboration partner, current portion	39,440	—
Operating lease liabilities, current portion	8,462	8,059
Total current liabilities	177,948	93,809
Deferred revenue, long-term portion	210,845	443,370
Refund liability to collaboration partner, long-term portion	67,047	—
Operating lease liabilities, long-term portion	30,456	35,268
Other long-term liabilities	1,373	759
Total liabilities	487,669	573,206
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 84,879,693 and 82,895,718 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	844,044	798,696
Accumulated other comprehensive income (loss)	184	(4,575)
Accumulated deficit	(710,078)	(579,687)
Total stockholders’ equity	134,158	214,442
Total liabilities and stockholders’ equity	$621,827	$787,648

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue	$97,062	$133,617	$207,085
Operating expenses:
Research and development	192,115	210,418	189,407
General and administrative	56,687	61,033	55,038
Total operating expenses	248,802	271,451	244,445
Loss from operations	(151,740)	(137,834)	(37,360)
Other income, net	26,561	7,778	1,031
Loss before income taxes	(125,179)	(130,056)	(36,329)
Income tax expense	5,212	3,254	—
Net loss	(130,391)	(133,310)	(36,329)
Unrealized gain (loss) on marketable securities	4,759	(3,632)	(1,557)
Comprehensive loss	$(125,632)	$(136,942)	$(37,886)
Net loss per share, basic and diluted	$(1.56)	$(1.62)	$(0.45)
Shares used in computing net loss per share, basic and diluted	83,733,730	82,467,587	80,416,936

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2020	79,316,261	$8	$676,956	$614	$(410,048)	$267,530
Exercise of stock options	2,395,223	—	28,530	—	—	28,530
Vesting of restricted stock units	156,420	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	136,331	—	1,765	—	—	1,765
Forfeiture of restricted common stock	(18,043)	—	—	—	—	—
Stock-based compensation	—	—	40,785	—	—	40,785
Unrealized loss on marketable securities	—	—	—	(1,557)	—	(1,557)
Net loss	—	—	—	—	(36,329)	(36,329)
Balance — December 31, 2021	81,986,192	8	748,036	(943)	(446,377)	300,724
Exercise of stock options	298,238	—	3,059	—	—	3,059
Vesting of restricted stock units	414,578	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	196,710	—	1,455	—	—	1,455
Stock-based compensation	—	—	46,146	—	—	46,146
Unrealized loss on marketable securities	—	—	—	(3,632)	—	(3,632)
Net loss	—	—	—	—	(133,310)	(133,310)
Balance — December 31, 2022	82,895,718	$8	$798,696	$(4,575)	$(579,687)	$214,442
Exercise of stock options	132,191		1,079			1,079
Vesting of restricted stock units	1,584,449	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	267,335	—	1,471	—	—	1,471
Stock-based compensation	—	—	42,798	—	—	42,798
Unrealized gain on marketable securities	—	—	—	4,759	—	4,759
Net loss	—	—	—	—	(130,391)	(130,391)
Balance — December 31, 2023	84,879,693	$8	$844,044	$184	$(710,078)	$134,158

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(130,391)	$(133,310)	$(36,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,725	5,714	6,329
Stock-based compensation	42,798	46,146	40,785
Amortization of premiums and accretion of discounts on marketable securities	(15,318)	(1,163)	2,099
Amortization of right-of-use assets	3,123	2,758	1,986
Loss from disposal of fixed assets	48	—	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	2,587	4,804	(7,391)
Prepaid expenses and other current assets	(5,949)	(3,926)	1,132
Other assets	(1,009)	(835)	(2,957)
Accounts payable	(377)	(572)	1,917
Accrued liabilities and accrued clinical supply costs	2,546	(2,655)	2,391
Payable to collaboration partner	7,703	—	—
Deferred revenue	(66,782)	66,383	292,915
Refund liability to collaboration partner	(24,512)	—	—
Lease liabilities	(4,968)	(4,274)	(4,012)
Other long-term liabilities	614	601	(314)
Net cash provided by (used in) operating activities	(184,162)	(20,329)	298,551
Cash flows from investing activities:
Purchase of property and equipment	(2,381)	(4,117)	(3,247)
Purchase of marketable securities	(551,729)	(556,898)	(343,402)
Maturities of marketable securities	652,523	402,001	286,290
Sale of marketable securities	3,505	—	10,696
Net cash provided by (used in) investing activities	101,918	(159,014)	(49,663)
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	1,079	3,059	28,530
Proceeds from issuance of stock from employee stock purchase plan	1,471	1,455	1,765
Net cash provided by financing activities	2,550	4,514	30,295
Net increase (decrease) in cash, cash equivalents, and restricted cash	(79,694)	(174,829)	279,183
Cash, cash equivalents, and restricted cash at beginning of period	155,795	330,624	51,441
Cash, cash equivalents, and restricted cash at end of period	76,101	$155,795	$330,624
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$172	$493	$705

The accompanying notes are an integral part of these consolidated financial statements.

1.
The Company

Alector, Inc. (Alector or the Company) is a Delaware corporation headquartered in South San Francisco, California. Alector is a clinical stage biotechnology company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$74,555	$154,323
Restricted cash	1,546	1,472
Total cash, cash equivalents, and restricted cash	$76,101	$155,795

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value. For the years ended December 31, 2023 and 2022, the Company did not recognize an impairment loss on its long-lived assets.

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

Stock-based Compensation

Stock-based compensation is measured on the grant date based on the fair value of the awards. The fair value of options to purchase common stock is measured using the Black-Scholes option-pricing model. Stock-based compensation associated with restricted stock units (RSUs) is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes expense over the vesting period of the awards. Expense for options and RSUs that vest based only on a service condition is recognized on a straight-line basis.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of operations. The Company accrued $0.2 million interest and penalties for the year ended December 31, 2023.

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the Code) covering substantially all U.S. employees of Alector. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2023, 2022, and 2021, the Company made matching contributions of $1.1 million, $1.2 million, and $0.8 million, respectively.

Segments

The Company operates in one segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated financial statements and disclosures.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2023
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$67,101	$—	$—	$67,101
U.S. government treasury securities	Level 1	178,232	86	(112)	178,206
Certificates of deposit	Level 2	29,086	63	—	29,149
Commercial paper	Level 2	140,082	85	(34)	140,133
Corporate bonds	Level 2	129,474	173	(78)	129,569
Total cash equivalents and marketable securities		$543,975	$407	$(224)	$544,158

	December 31, 2022
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$74,848	$—	$—	$74,848
U.S. government treasury securities	Level 1	506,372	7	(4,569)	501,810
Commercial paper	Level 2	44,438	2	(8)	44,432
Corporate bonds	Level 2	29,352	4	(10)	29,346
Total cash equivalents and marketable securities		$655,010	$13	$(4,587)	$650,436

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of December 31, 2023, the remaining contractual maturities of $503.1 million of investments were less than one year and $41.1 million of investment were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. For the year ended December 31, 2023 and 2021, the Company sold marketable securities for the total proceeds of $3.5 million and $10.7 million for an immaterial realized loss and gain based on the specific identification method. The Company did not sell any marketable securities for the years ended December 31, 2022.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of December 31, 2023. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

5. Collaboration Agreements

GSK

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which the Company and GSK collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab, and AL101 (GSK Agreement). The GSK Agreement became effective on August 17, 2021.

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

The Company and GSK will jointly develop latozinemab and AL101, with GSK conducting Phase 3 clinical trials for Alzheimer’s disease, Parkinson’s disease and other non-orphan indications. GSK will also conduct the initial Phase 2 trial for AL101 in Alzheimer’s disease. Development costs will be shared 60% by GSK and 40% by the Company, except that subject to the GSK Amendment (defined below), the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

In May 2023, the Company and GSK amended the GSK Agreement (GSK Amendment). Under the terms of the GSK Amendment, the Company is responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the initial Phase 2 trial for AL101 in Alzheimer’s disease. The Company assessed the GSK Amendment in accordance with ASC 606 and concluded that the GSK Amendment was a contract modification to the GSK Agreement. Accordingly, the transaction price as of May 2023, was updated from $700 million to $571.6 million and the difference of $128.4 million was recorded as refund liability to collaboration partner for the expected cost reimbursement to GSK. The refund liability is an estimate of variable consideration calculated as the difference between the Company’s maximum funding of $140.5 million and the Company’s cost budget estimated using the expected value method. The Company determined that the modified performance obligation for the AL101 Alzheimer’s disease program is performing development activities to support the initial Phase 2 trial, including license rights and know-how. The Company updated the cost-based input measure of progress for the modified performance obligation and recorded a cumulative catch-up adjustment to revenue of $26.9 million on the modification date relating to the performance obligation which was satisfied in prior periods.

During the three months ended September 30, 2023, as a result of the planned closure of the latozinemab Phase 2 trial and concurrent agreement by the Company to cost-share additional R&D, the Company determined there was a modification of the GSK Agreement, resulting in a decrease of the scope of the performance obligation associated with the latozinemab FTD-C9orf72 Phase 2 trial and an increase in the amount of R&D cost-shared by the Company in future periods. The impact of this additional cost share was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement by $4.2 million. The refund liability is an estimate of variable consideration. The Company determined that the modified performance obligation for the latozinemab FTD-C9orf72 indication is performing the first Phase 2 development activities, including license rights and know-how. The Company updated the cost-based input measure of progress for the modified performance obligation and recorded a cumulative catch-up adjustment to revenue of $4.9 million on the modification date relating to the performance obligation that was satisfied in prior periods.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of December 31, 2023 was decreased to $569.0 million due to the estimated refund liabilities created from the contract modifications. The Company reassessed the estimated refund liabilities to collaboration partner as of December 31, 2023 to be $106.5 million. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement and as of December 31, 2023, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

The respective standalone value for each of the performance obligations was allocated to the transaction price. The estimated SSP of each performance obligation was determined using discounted cash flows from the expected commercialization of latozinemab and AL101 and estimated research and development costs to be incurred by the Company in each of the initial Phase 2 clinical trials. The estimate of SSP for each performance obligation reflects management’s assumptions, which may include forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. For the license for FTD-GRN, the Company determined that GSK could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at a point in time. For the product candidates in Phase 2 or earlier stages of development, the Company determined that GSK could not benefit from the licenses without the corresponding development services that the Company has committed to perform due the earlier stage of development for these licenses. Except where agreed to otherwise, the Company will perform research and development activities through the end of the initial Phase 2 clinical trials. Revenue will be recognized over time as the research and development activities are performed. The

Company will measure progress based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations.

The research and development activities for products in Phase 3 clinical development were determined to be within the scope of ASC 808. Both parties will be active participants in the development, manufacturing, and commercialization of the product and are exposed to significant risks and rewards that are dependent on the commercial success of the products. The Company and GSK participate in profit and loss sharing for each program commensurate with each party’s cost-sharing responsibilities during research and development. ASC 808 does not provide recognition and measurement guidance. As such, the Company determined that ASC 730, Research and Development, was appropriate to analogize to based on the nature of the cost-sharing provision of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively.

Collaboration revenue under the GSK Agreement during the year ended December 31, 2023 and 2022, was $66.6 million and $62.9 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue related to the GSK Agreement was $247.4 million and $444.9 million as of December 31, 2023 and 2022. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the year ended December 31, 2023 and 2022, the Company recognized a reduction of research and development expense of $21.8 million and $14.7 million, respectively, under the GSK Agreement.

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

In February 2023, the Company and AbbVie amended the AbbVie Agreement (AbbVie Amendment), which resulted in the Company receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial. In addition, under the terms of the AbbVie Amendment, the Company was eligible to earn up to an additional $12.5 million to support the enrollment of additional patients to replace discontinuations. The performance obligations to conduct the LTE trial and enroll additional patients are not considered distinct from the AL002 program performance obligation. The Company received $5.7 million related to the enrollment of additional patients from AbbVie in the third quarter of 2023 and received the remaining $6.8 million in the fourth quarter of 2023. The transaction price as of December 31,

2023 included fixed consideration consisting of the upfront payments of $205.0 million, the $17.8 million LTE milestone payment, and the $12.5 million payment for enrollment of additional patients.

Collaboration revenue under the AbbVie Agreement during the years ended December 31, 2023 was $30.5 million, $10.9 million of which was included in deferred revenue at the beginning of the period. Collaboration revenue under the AbbVie Agreement during the years ended December 31, 2022 and 2021 was $70.7 million and $14.9 million, respectively. The deferred revenue related to the AbbVie Agreement was $46.4 million and $46.7 million as of December 31, 2023 and 2022, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of the ongoing Phase 2 and the Phase 2 LTE clinical trials.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2023	2022
	(In thousands)
Computer equipment	$2,372	$2,310
Furniture and fixtures	2,430	2,430
Lab equipment	18,493	17,165
Leasehold improvements	26,616	26,228
Property and equipment, gross	49,911	48,133
Less accumulated depreciation and amortization	(28,050)	(22,612)
Total property and equipment, net	$21,861	$25,521

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued research and development costs	$13,539	$12,321
Accrued employee compensation	15,297	12,758
Accrued professional services	1,119	1,983
Other	423	709
Total accrued liabilities	$30,378	$27,771

7. Leases

In June 2018, the Company signed a lease agreement to lease approximately 105,000 square feet in office and laboratory space in South San Francisco which serves as the Company’s headquarters (the Headquarters). The lease expires in 2029 with an option to renew for a period of ten years. The landlord paid for $15.7 million of tenant improvements. In connection with the lease, the Company entered into a letter of credit arrangement in the amount of $1.5 million as collateral for the lease, which is classified as restricted cash on the consolidated balance sheets. In October 2020, the Company signed a lease agreement to lease approximately 18,700 square feet of office and laboratory space in Newark, California. The lease term ends on February 6, 2028 with an option to extend for an additional five years. The landlord is obligated to pay for up to $0.4 million of tenant improvements. The measurement of the lease liabilities for the leases excludes the options to extend the term of the lease as such extensions are not reasonably certain to occur. Variable lease costs for all of the Company’s leases consist of operating expenses for the spaces.

In May 2019, the Company entered into an agreement to sublease approximately 25,000 square feet of the Headquarters, which was amended to approximately 23,600 square feet in December 2020. This Sublease expired in November 2021.

In November 2021, the Company entered into an agreement to sublease approximately 7,100 square feet of the Headquarters, which was amended in May 2022 to include an additional space of 13,150 square feet. The 7,100 square feet of space subleased expired in December 2022 and the additional space of 13,150 expired in November 2023. In October 2023, the Company entered into a second amendment to sublease approximately 13,250 square feet of the Headquarters. This sublease will expire in November 2024.

In February 2023, the Company entered into an agreement to sublease approximately 9,300 square feet of the Headquarters. This sublease will expire in February 2025. The sublessee pays its proportionate share of operating expenses for the space.

The components of lease expense were as follows:

		December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost	$6,626	$6,638	$6,204
Variable lease cost	3,149	2,785	3,046
Sublease income and reimbursement of variable lease cost	(2,482)	(1,872)	(2,141)
Total	$7,293	$7,551	$7,109

As of December 31, 2023, the weighted-average remaining lease term for operating leases was 5.2 years and the weighted-average discount rate was 8.5%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023, 2022, and 2021 was $8.4 million, $8.2 million, and $7.9 million, respectively, was included in net cash used in operating activities in our consolidated statements of cash flows.

The following are the lease payments owed under the Company’s operating leases as of December 31, 2023:

(In thousands)
2024	$8,855
2025	9,161
2026	9,477
2027	9,804
2028	8,969
Thereafter	2,209
Total undiscounted lease payments	48,475
Less: Present value adjustment	(9,557)
Total lease liability	$38,918

8. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$22,407	$24,895	$21,443
General and administrative	20,391	21,251	19,342
Total stock-based compensation	$42,798	$46,146	$40,785

Determination of Fair Value

The estimated grant-date fair value of all the Company’s options to purchase common stock was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.3 – 6.0	5.3 – 6.1	5.2 – 6.1
Expected volatility	79% – 80%	79% – 80%	78% – 81%
Risk free interest rate	3.5% – 4.6%	1.5% – 4.3%	0.5% – 1.3%
Dividend yield	—	—	—

The fair value of each stock option was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires judgment and estimation by management.

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

Expected Dividend Rate—The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

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

On January 1, 2023, the Company added 4,144,785 shares to the shares reserved for issuance under the 2019 Equity Incentive Plan. As of December 31, 2023, the Company had reserved 23,018,705 shares of common stock under the 2019 Plan, of which 6,579,341 shares were available for issuance of future awards.

On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) and reserved 1,630,000 shares for issuance under the Inducement Plan for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. On September 22, 2022, the Company increased the number of shares available for issuance under the 2022 Inducement Plan to a total of 3,300,000 shares. As of December 31, 2023, 1,407,389 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	11,644,070	$16.41
Granted	4,996,366	12.11
Exercised	(298,239)	10.26
Forfeited	(2,628,925)	18.28
Outstanding as of December 31, 2022	13,713,272	14.62
Granted	572,538	6.98
Exercised	(132,192)	8.16
Forfeited	(2,057,381)	14.21
Outstanding as of December 31, 2023	12,096,237	$14.40	6.7	$676
Exercisable as of December 31, 2023	8,467,987	$14.80	6.0	$62
Vested and expected to vest as of December 31, 2023	12,096,237	$14.40	6.7	$676

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money. The aggregate intrinsic value of options exercised was less than $0.1 million, $1.2 million, and $37.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The weighted-average grant-date fair value per share of options granted was $4.93, $8.42, and $14.70, for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, total unrecognized stock-based compensation related to unvested stock options was $32.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

Restricted Stock Unit Activity

Activity for the RSUs is shown below. In May 2021 and January 2022, the Company issued RSUs with market conditions to certain executives, which are also included in the table below. The RSUs with market conditions are earned based on stock price performance and continued service by the employee. The RSUs with market conditions trigger vesting upon the Company’s stock price attaining a specified level over a specified period of time. The shares then vest quarterly over one year after attainment. The Company used a Monte Carlo simulation model to determine the fair value of the awards at the grant date. The Monte Carlo model uses the fair value inputs on the grant date to run simulations and take an average of possible outcomes. The total grant date fair value of the RSUs with market condition was $6.6 million to be amortized over an estimated weighted average service period of 2.1 years. Compensation expense related to awards with market-based conditions is recognized regardless of whether the market condition is ultimately satisfied if the related service has been provided.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2021	1,373,874	$18.35
Granted	2,539,014	10.02
Vested	(414,577)	18.63
Forfeited	(453,693)	16.21
Unvested restricted stock units as of December 31, 2022	3,044,618	11.68
Granted	5,142,444	6.62
Vested	(1,584,448)	10.41
Forfeited	(510,513)	10.03
Unvested restricted stock units as of December 31, 2023	6,092,101	$7.78

As of December 31, 2023, total unrecognized stock-based compensation related to unvested restricted common stock issued to employees was $41.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. Each offering period is approximately six months long beginning on the first trading day on or after June 1 and December 1 each year. ESPP participants purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date. On January 1, 2023, 591,397 shares were added to the shares reserved for issuance under the 2019 ESPP pursuant to the annual automatic increase. As of December 31, 2023, there was $0.4 million in unrecognized compensation expense related to the 2019 ESPP expected to be recognized over five months.

9. Income Taxes

The federal and state income tax provision for the year ended December 31, 2023, 2022 and 2021 are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$4,178	$2,209	$—
State	1,034	1,045	—
Income tax provision	$5,212	$3,254	$—

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax benefit at federal statutory rate	$(26,188)	$(27,205)	$(7,627)
State income taxes	(431)	(344)	398
Tax credits, net of uncertain tax positions	(14,460)	(15,138)	(7,042)
Uncertain tax positions	612	2,687	—
Stock-based compensation	4,842	4,919	(2,368)
Change in valuation allowance	40,661	38,421	16,800
Other	176	(86)	(161)
Income tax provision	$5,212	$3,254	$—

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities consist of (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$12,448	$20,963
Accrued bonus	931	806
Tax credits	26,682	26,319
Stock-based compensation	15,311	13,351
Deferred revenue	63,004	67,673
Lease liability	9,030	10,055
Section 174 R&D capitalization	62,305	35,150
Refund liability	24,707	—
Other	521	1,608
Gross deferred tax assets	214,939	175,925
Less valuation allowance	(204,550)	(164,316)
Total deferred tax assets	$10,389	$11,609
Deferred tax liabilities:
Depreciation and amortization	$(4,544)	$(5,155)
Right-of-use assets	(5,845)	(6,454)
Gross deferred tax liabilities	(10,389)	(11,609)
Deferred tax assets, net	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2023, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance for deferred tax assets increased by $40.2 million during the year ended December 31, 2023.

As of December 31, 2023, the Company had federal and state net operating loss (NOL) carryforwards of approximately zero and $202.2 million, respectively. Federal NOL carryforwards have an indefinite life and deductions cannot exceed 80% of taxable income. State NOL carryforwards will begin to expire as early as

2030, if not utilized, or have an indefinite life. As of December 31, 2023, the Company also had federal and California tax credit carryforward of approximately $27.1 million and $19.3 million, respectively. The federal tax credits will begin to expire in 2041 while the California tax credits have no expiration date.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 (in thousands):

Balance as of December 31, 2021	$6,939
Increases related to tax positions taken during the current year	8,199
Balance as of December 31, 2022	15,138
Decreases related to tax positions taken during the prior year	(594)
Increase related to tax positions taken during the prior year	2,588
Increases related to tax positions taken during the current year	3,071
Balance as of December 31, 2023	$20,203

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2023, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company accrued $0.2 million interest and penalties for the year ended December 31, 2023. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2023.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. During the years ended December 31, 2023 and 2022, the Company recorded an uncertain tax position of $5.1 million and $8.2 million, respectively. The income tax provision for the years ended December 31, 2023, included changes to reserves related to prior year uncertain tax provisions of an increase of $2.6 million and decrease of $0.6 million. The income tax provision for the years ended December 31, 2022, included changes to reserves of zero. The Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities. The statute of limitations for tax liabilities for all years remains open.

10. Related Party Transactions

In 2014, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) under which the Company is developing antibodies discovered by Adimab in its latozinemab and AL101 programs and is developing antibodies optimized by Adimab in its AL002 program (2014 Adimab Agreement). The 2014 Adimab Agreement also provided for the Company’s development of antibodies optimized by Adimab in its AL003 program, which was terminated in June 2022. In August 2019, the Company signed a collaboration agreement with Adimab for research and development of additional antibodies, the term of which was extended effective August 2022 (2019 Adimab Agreement). In December 2021, the Company signed another collaboration agreement with Adimab for antibody engineering research programs (2021 Adimab Agreement). The 2021 Adimab Agreement expired and the Company did not exercise any option to carry forward any of the results. Tillman Gerngross, Ph.D, the Executive Chairman of the board of directors of Adimab is a co-founder and former director of Alector. Dr. Gerngross resigned as a member of the Company’s board of directors, effective June 15, 2023. For the years ended December 31, 2023, the Company did not incur any expenses related to Adimab. For the years ended December 31, 2022, and 2021, the Company incurred expenses of $0.2 million, and $1.0 million, respectively. The Company had no accrued liabilities due to Adimab as of December 31, 2023 and 2022. Under the 2014 Adimab Agreement, the Company has made milestone payments and will owe low- to mid- single-digit royalty payments for commercial sales of the product candidate. Under the 2019 Adimab Agreement, the Company will owe certain milestone payments and low single-digit royalty payments for commercial sales of any covered product candidates.

11. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Restricted stock subject to future vesting	6,092,101	3,044,618	1,373,874
Options to purchase common stock	12,096,237	13,713,272	11,644,070
Shares committed under 2019 ESPP	160,356	167,133	70,406
Total	18,348,694	16,925,023	13,088,350

12. Restructuring

On March 28, 2023, the Company committed to a plan to reduce its workforce by approximately 11% to better align the Company’s resources with its previously announced strategic prioritization of its late-stage progranulin and TREM2 immuno-neurology programs. The Company initiated a reduction in force impacting approximately 30 employees across the organization effective March 29, 2023. For the year ended December 31, 2023, the Company incurred restructuring costs of approximately $1.7 million, primarily consisting of one-time charges related to the reduction in force, including personnel expenses such as salaries, one-time severance payments, and other benefits, which were included in operating expenses. Accrued liabilities associated with restructuring costs were $0.1 million as of December 31, 2023.

13. Subsequent Events

On January 17, 2024, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), relating to the issuance and sale of 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. The Company also granted Cantor an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 1,630,434 shares of common stock. Aggregate gross proceeds from the offering were approximately $75.0 million before deducting $3.9 million for underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on January 19, 2024. The option to purchase additional shares was not exercised by Cantor.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alector, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alector, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 27, 2024

Item 9B. Other Information.

(a) None.

(b) During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement on Schedule 14A for the 2023 Annual Meeting of Stockholders (the Proxy Statement) in connection with the Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	6/15/2023
4.2	Specimen common stock certificate of the Registrant	S-1	333-229152	4.2	1/7/2019
4.3	Description of securities of the Registrant.					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-229152	10.1	1/7/2019
10.2+	2017 Stock Option and Grant Plan as amended and forms of agreement thereunder.	S-1	333-229152	10.2	1/7/2019
10.3+	2019 Equity Incentive Plan and forms of agreements thereunder.					X
10.4+	2019 Employee Stock Purchase Plan and form of agreement thereunder.					X
10.5+	2022 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder.	8-K	333-229152	10.1	1//3/2022
10.6+	Confirmatory Offer Letter between the Registrant and Arnon Rosenthal, Ph.D.	S-1/A	333-229152	10.5	1/29/2019
10.7+	Offer Letter dated November 30, 2021 by and between Alector, LLC and Saraswati (Sara) Kenkare-Mitra, Ph.D.	10-K	001-38792	10.18	2/24/2022

10-8+	Offer Letter dated February 4, 2022 by and between Alector, LLC and Marc Grasso, M.D.	10-K	001-38792	10.19	2/24/2022
10.9+	Offer Letter dated January 31, 2022 by and between Alector, LLC and Gary Romano, M.D., Ph.D.	8-K	001-38792	10.1	03/29/2022
10.10+	Executive Incentive Compensation Plan.	S-1	333-229152	10.10	1/7/2019
10.11+	Outside Director Compensation Policy.					X
10.12+	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-229152	10.12	1/7/2019
10.13	Lease between the Registrant and HCP Oyster Point III, LLC, dated June 27, 2018.	S-1	333-229152	10.14	1/7/2019
10.14#	Third Amended and Restated Collaboration Agreement between the Registrant and Adimab, dated September 19, 2016, as amended.	S-1	333-229152	10.15	1/7/2019
10.15#	Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology, Ltd., dated October 16, 2017.	S-1	333-229152	10.16	1/7/2019
10.16#	2019 Collaboration Agreement between the Registrant and Adimab, LLC, dated August 16, 2019.	10-Q	001-38792	10.17	11/12/2019
10.17#	Collaboration and License Agreement, dated July 1, 2021, by and between Glaxo Wellcome UK Limited and Alector, Inc.	10-Q	001-38792	10.19	8/3/2021
10.18#	Amendment Number One to the 2019 Collaboration Agreement between the Registrant and Adimab, LLC, effective August 16, 2022.	10-K	001-38792	10.18	2/28/23
10.19#	Letter Agreement Amending the 2021 Collaboration and License Agreement between the Registrant and Glaxo Wellcome UK Ltd. dated May 19, 2023.	10-Q	001-38792	10.1	8/3/2023
10.20#	Amendment Number One to Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., effective February 13, 2023.	10-Q	001-38792	10.1	5/4/2023
10.21Δ	Sales Agreement, dated November 7, 2023, by and between Alector, Inc., and Cowen and Company, LLC	8-K	001-38792	1.1	11/7/2023
19	Alector Inc. Insider Trading Policy					X
21.1	List of subsidiaries of Registrant.	10-K	001-38792	21.1	2/24/2022
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97Δ	Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

# Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

Δ Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the SEC or its staff upon request.

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

ALECTOR, INC.

Date: February 27, 2024	By:	/s/ Arnon Rosenthal
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

Signature	Title	Date

/s/ Arnon Rosenthal Arnon Rosenthal, Ph.D.	Co-founder, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2024

/s/ Marc Grasso Marc Grasso, M.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024

/s/ Lou J. Lavigne, Jr. Louis J. Lavigne, Jr.	Chairperson of the Board	February 27, 2024

/s/ Elizabeth Garofalo Elizabeth Garofalo, M.D.	Director	February 27, 2024

/s/ Paula Hammond Paula Hammond, Ph.D.	Director	February 27, 2024

/s/ Terry McGuire Terry McGuire	Director	February 27, 2024

/s/ Richard Scheller Richard Scheller, Ph.D.	Director	February 27, 2024

/s/ David Wehner David Wehner	Director	February 27, 2024

s/ Kristine Yaffe Kristine Yaffe, M.D.	Director	February 27, 2024