Form 10-Q
period 2024-03-31
Alector, Inc.
filed 2024-05-08
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 96,384,562 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our plans relating to commercializing our product candidates, if approved, including our sales and marketing strategy and the regions and countries selected for commercialization activities;
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
•
the impact of worldwide economic conditions, including macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of pandemics or other public health outbreaks and geopolitical events on our business;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$72,552	$74,555
Marketable securities	489,531	474,306
Prepaid expenses and other current assets	19,307	16,946
Total current assets	581,390	565,807
Property and equipment, net	20,835	21,861
Operating lease right-of-use assets	24,321	25,195
Restricted cash	1,546	1,546
Other assets	7,402	7,418
Total assets	$635,494	$621,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,586	$3,775
Accrued clinical supply costs	5,870	5,215
Accrued liabilities	19,385	30,378
Deferred revenue, current portion	73,352	82,975
Payable to collaboration partner	15,632	7,703
Refund liability to collaboration partner, current portion	37,557	39,440
Operating lease liabilities, current portion	8,535	8,462
Total current liabilities	164,917	177,948
Deferred revenue, long-term portion	204,575	210,845
Refund liability to collaboration partner, long-term portion	56,700	67,047
Operating lease liabilities, long-term portion	29,022	30,456
Other long-term liabilities	1,373	1,373
Total liabilities	456,587	487,669
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 96,384,562 and 84,879,693 shares issued and outstanding as of March 31, 2024 and December 31, 2023	9	8
Additional paid-in capital	925,458	844,044
Accumulated other comprehensive income (loss)	(403)	184
Accumulated deficit	(746,157)	(710,078)
Total stockholders’ equity	178,907	134,158
Total liabilities and stockholders’ equity	$635,494	$621,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$15,893	$16,549
Operating expenses:
Research and development	45,167	51,887
General and administrative	14,434	14,777
Total operating expenses	59,601	66,664
Loss from operations	(43,708)	(50,115)
Other income, net	7,636	5,159
Loss before income taxes	(36,072)	(44,956)
Income tax expense	7	901
Net loss	(36,079)	(45,857)
Unrealized gain (loss) on marketable securities	(587)	2,376
Comprehensive loss	$(36,666)	$(43,481)
Net loss per share, basic and diluted	$(0.38)	$(0.55)
Shares used in computing net loss per share, basic and diluted	93,810,177	83,102,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2023	84,879,693	$8	$844,044	$184	$(710,078)	$134,158
Vesting of restricted stock units	635,303	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $3,892	10,869,566	1	71,107			71,108
Stock-based compensation	—	—	10,307	—	—	10,307
Unrealized loss on marketable securities	—	—	—	(587)	—	(587)
Net loss	—	—	—	—	(36,079)	(36,079)
Balance — March 31, 2024	96,384,562	9	925,458	(403)	(746,157)	178,907

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,079)	$(45,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,443	1,360
Stock-based compensation	10,307	10,975
Amortization of premiums and accretion of discounts on marketable securities	(4,579)	(2,596)
Amortization of right-of-use assets	848	742
Changes in operating assets and liabilities:
Receivable from collaboration partner	—	(2,112)
Prepaid expenses and other current assets	(2,361)	(977)
Other assets	16	(2,395)
Accounts payable	918	(914)
Accrued liabilities and accrued clinical supply costs	(10,304)	(7,020)
Payable to collaboration partner	7,929	—
Deferred revenue	(15,893)	1,251
Refund liability to collaboration partner	(12,230)	—
Lease liabilities	(1,361)	(1,144)
Other long-term liabilities	—	139
Net cash used in operating activities	(61,346)	(48,548)
Cash flows from investing activities:
Purchase of property and equipment	(533)	(1,025)
Purchase of marketable securities	(196,466)	(120,274)
Maturities of marketable securities	185,234	210,000
Net cash provided by (used in) investing activities	(11,765)	88,701
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of issuance costs	71,108	—
Proceeds from the exercise of options to purchase common stock	—	1,079
Net cash provided by financing activities	71,108	1,079
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,003)	41,232
Cash, cash equivalents, and restricted cash at beginning of period	76,101	155,795
Cash, cash equivalents, and restricted cash at end of period	74,098	$197,027
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$31	$305

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

Public Offering

On January 19, 2024, the Company completed a public offering through selling and issuing 10,869,566 shares of common stock at a price per share of $6.57, resulting in aggregate net proceeds of $71.1 million, after deducting underwriting discounts and commissions and offering costs.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2024.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$72,552	$195,555
Restricted cash	1,546	1,472
Total cash, cash equivalents, and restricted cash	$74,098	$197,027

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, current and noncurrent prepaid expenses, accounts payable, payable to collaboration partner, and accrued liabilities. The Company's investments in marketable securities are measured at fair value. The Company’s other financial instruments approximate fair value due to their relatively short maturities.

For investments in marketable securities, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under contractual arrangements, the Company performs the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling price (SSP). The relative SSP for each performance obligation is estimated using external sourced evidence if it is available. If external sourced evidence is not available, the Company uses its best estimate of the SSP for the performance obligation.

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$67,851	$—	$—	$67,851
U.S. government treasury securities	Level 1	139,110	10	(183)	138,937
Certificates of deposit	Level 2	27,682	33	(1)	27,714
Commercial paper	Level 2	141,524	12	(117)	141,419
Corporate bonds	Level 2	189,190	80	(237)	189,033
Total cash equivalents and marketable securities		$565,357	$135	$(538)	$564,954

	December 31, 2023
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$67,101	$—	$—	$67,101
U.S. government treasury securities	Level 1	178,232	86	(112)	178,206
Certificates of deposit	Level 2	29,086	63	—	29,149
Commercial paper	Level 2	140,082	85	(34)	140,133
Corporate bonds	Level 2	129,474	173	(78)	129,569
Total cash equivalents and marketable securities		$543,975	$407	$(224)	$544,158

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of March 31, 2024, the remaining contractual maturities of $476.6 million of investments were less than one year and $88.3 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of March 31, 2024. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

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

The Company and GSK will jointly develop latozinemab and AL101 with GSK conducting Phase 3 clinical trials for Alzheimer’s disease, Parkinson’s disease and other non-orphan indications. GSK will also conduct the initial Phase 2 trial for AL101 in Alzheimer’s disease. The Company and GSK will share development costs, 60% by GSK and 40% by the Company, except that subject to the GSK Amendment (defined below), the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of March 31, 2024 was decreased to $569.0 million due to the estimated refund liabilities created from the contract modifications. The Company reassessed the estimated refund liabilities to collaboration partner as of March 31, 2024 to be $94.8 million.

Collaboration revenue under the GSK Agreement during the three months ended March 31, 2024 and 2023 was $8.7 million and $11.4 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. The deferred revenue related to the GSK Agreement was $238.7 million and $247.4 million as of March 31, 2024 and December 31, 2023, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three months ended March 31, 2024 and 2023 the Company recognized a reduction of research and development expense of $4.6 million and $2.1 million, respectively, under the GSK Agreement.

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

In February 2023, the Company and AbbVie amended the AbbVie Agreement (AbbVie Amendment), which resulted in the Company receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial. In addition, under the terms of the AbbVie Amendment, the Company was eligible to earn up to an additional $12.5 million to support the enrollment of additional patients to replace discontinuations, and the Company received the total $12.5 million in 2023. The performance obligations to conduct the LTE trial and enroll additional patients are not considered distinct from the AL002 program performance obligation. The transaction price as of March 31, 2024 included fixed consideration consisting of the upfront payments of $205.0 million, the $17.8 million LTE milestone payment, and the $12.5 million payment for enrollment of additional patients.

Collaboration revenue under the AbbVie Agreement during the three months ended March 31, 2024 was $7.2 million, the entire amount of which was included in deferred revenue at the beginning of the period. Collaboration revenue under the AbbVie Agreement during the three months ended March 31, 2023 was $5.2 million, $2.0 million of which was included in deferred revenue at the beginning of the period. The deferred revenue related to the AbbVie Agreement was $39.3 million and $46.4 million as of March 31, 2024 and December 31, 2023, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of the ongoing Phase 2 and Phase 2 LTE clinical trials.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$5,395	$5,655
General and administrative	4,912	5,320
Total stock-based compensation	$10,307	$10,975

7. Income Taxes

For the three months ended March 31, 2024 and 2023, the Company's effective tax rate was (0.02)% and (2.2)%, respectively. The difference between the effective tax rate as of March 31, 2024 and 2023, respectively, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset.

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Restricted stock subject to future vesting	5,441,806	3,123,255
Options to purchase common stock	11,864,174	12,662,187
Shares committed under 2019 ESPP	160,356	167,133
Total	17,466,336	15,952,575

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

Overview

We are a clinical stage biotechnology company pioneering immuno-neurology, a novel therapeutic approach for the treatment of neurodegeneration. Immuno-neurology targets immune dysfunction as a root cause of multiple pathologies that are drivers of degenerative brain disorders. We are developing therapies designed to counteract these pathologies simultaneously by restoring healthy immune function to the brain. Supporting our scientific approach, our research and drug discovery platform enables us to identify targets and advance a broad portfolio of product candidates, validated by human genetics, which we believe may improve the probability of technical success over shorter development timelines. Three product candidates, latozinemab (also referred to as AL001), AL002, and AL101, are in clinical development. We continue to develop our preclinical and research pipeline, and we are developing our proprietary blood-brain barrier technology (Alector Brain Carrier or “ABC”) to potentially apply to next generation product candidates and our research pipeline. We are focusing our development resources on latozinemab in frontotemporal dementia (FTD) and AL002 and AL101 in Alzheimer’s disease (AD). We are advancing our clinical product candidates and research pipeline with our existing resources and in collaboration with our partners, GSK and AbbVie.

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

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD due to mutation in the progranulin gene (FTD-GRN). In 2023, we and GSK held a Type C meeting with the U.S. Food and Drug Administration (FDA) and received scientific advice from the European Medicines Agency (EMA) regarding the pivotal INFRONT-3 Phase 3 clinical trial of latozinemab in participants with frontotemporal dementia due to FTD-GRN. We and GSK aligned with the FDA and EMA to conduct the primary analysis on symptomatic participants in INFRONT-3. The companies performed a sample size re-estimation that supported enrollment of approximately 90-100 symptomatic participants for a treatment duration of 96 weeks. In October 2023, we achieved target enrollment in INFRONT-3 with 103 symptomatic and 16 at-risk participants enrolled. Target enrollment was based on feedback from the FDA and EMA. Enrollment completion is subject to revised protocol approval in countries outside the United States. In February 2024, the FDA granted Breakthrough Therapy Designation to latozinemab for the treatment of FTD-GRN. The FDA's Breakthrough Therapy Designation is granted to expedite the development and review of drugs in the United States that are intended to treat a serious condition, when preliminary clinical evidence indicates the drug or vaccine may demonstrate substantial improvement over available therapy on clinically significant endpoint(s). In our INFRONT-2 open label Phase 2 clinical trial in FTD-GRN patients, latozinemab elevated progranulin levels to the normal range, biomarkers of disease activity showed trends toward normalization, and preliminary data showed that latozinemab slowed disease progression compared to historical matched controls. Latozinemab has been generally well tolerated in healthy volunteers and FTD-GRN and FTD-C9orf72 patients in our Phase 1a and Phase 1b clinical trials, and in our open label Phase 2 clinical trial. Patients who previously participated in the INFRONT-2 or INFRONT-3 trials have the opportunity to participate in a single continuation study, enrolling in the United States and other countries, which will provide continued access to and assess the continuing safety of latozinemab.

AL101, the second product candidate in our PGRN portfolio, is designed to elevate progranulin levels, similar to latozinemab, and is currently being investigated for the potential treatment of Alzheimer’s disease and potentially other indications, including Parkinson's disease. In May 2023, we and GSK amended the GSK Agreement (the GSK Amendment). Under the terms of the GSK Amendment, we are responsible for funding and sharing in GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of AL101 in AD. In August 2023, GSK received FDA clearance of the Investigational New Drug (IND) application for AL101 in the treatment of early AD. In February 2024, GSK dosed the first participant in the PROGRESS-AD global Phase 2 clinical trial of AL101/GSK4527226 in early AD. By March 2024, approvals to conduct the PROGRESS-AD trial in all participating countries in the European Union were granted. Enrollment continues to progress.

Our AL002 product candidate targets Triggering Receptor Expressed on Myeloid cells 2 (TREM2) to increase the functionality of TREM2 signaling and enhance microglia cell activation. We are currently developing AL002 for the treatment of Alzheimer’s disease in collaboration with AbbVie.

In January 2023, the first patient was enrolled and dosed in a long-term extension (LTE) of our INVOKE-2 Phase 2 clinical trial. In February 2023, we and AbbVie amended the AbbVie agreement (the AbbVie Amendment), which resulted in our receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in the LTE trial. Under the terms of the AbbVie Amendment, we were eligible to earn up to an additional $12.5 million to support the enrollment of additional patients in the ongoing INVOKE-2 trial to replace discontinuations and we received the total $12.5 million in 2023. We completed enrollment of 381 patients in the INVOKE-2 clinical trial in the third quarter of 2023, with data expected in the fourth quarter of 2024.

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our public offerings.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $36.1 million and $45.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $746.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance product candidates through preclinical studies and clinical trials;
•
pursue regulatory approval of product candidates;
•
hire additional personnel;
•
acquire, discover, validate, and develop additional product candidates;
•
require the manufacture of drug supply for our preclinical studies and clinical trials; and
•
obtain, maintain, expand, and protect our intellectual property portfolio.

In January 2024, we announced the closing of an underwritten public offering and the net proceeds from the offering were approximately $71.1 million. Our cash, cash equivalents and marketable securities as of March 31, 2024 totaled $562.1 million, which we anticipate provides runway through 2026.

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

Under the terms of the AbbVie Agreement, in addition to receiving the upfront payments from AbbVie, we may also be entitled to development and regulatory milestone payments, an opt-in payment for continued development of AL002, and other future payments from profit sharing or royalties after commercialization of product candidates from such program. Under the terms of the AbbVie Amendment signed in February 2023, the Company received a $17.8 million milestone payment in March 2023 for the dosing of the first patient in the LTE trial and $12.5 million in the second half of 2023 for the enrollment of additional patients.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $277.9 million as of March 31, 2024, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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
•
third-party fees; and
•
facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense, and other supplies.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial, INFRONT-3, and which has an ongoing Phase 2 clinical trial; AL002, which is being studied in a Phase 2 clinical trial; and AL101, which has an ongoing Phase 2 clinical trial. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to process through preclinical studies. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

Where we share costs with our collaboration partners, such as in our GSK Agreement, research and development expenses may include reimbursements from, or payments to, our partner under our cost sharing arrangement.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Dollar
	2024	2023	Change
	(In thousands)
Collaboration revenue	$15,893	$16,549	$(656)
Operating expenses:
Research and development	45,167	51,887	(6,720)
General and administrative	14,434	14,777	(343)
Total operating expenses	59,601	66,664	(7,063)
Loss from operations	(43,708)	(50,115)	6,407
Other income, net	7,636	5,159	2,477
Loss before income taxes	(36,072)	(44,956)	8,884
Income tax expense	7	901	(894)
Net loss	$(36,079)	$(45,857)	$9,778

Revenue

Collaboration revenue was $15.9 million for the three months ended March 31, 2024, compared to $16.5 million for the three months ended March 31, 2023. The $0.7 million decrease was mainly due to a decrease in collaboration revenue recognized for the latozinemab program. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $45.2 million for the three months ended March 31, 2024, compared to $51.9 million for the three months ended March 31, 2023. The decrease of $6.7 million was mainly due to the Company’s prioritization on selected late-stage programs and a decrease in personnel related costs.

	Three Months Ended March 31,		Dollar
	2024	2023	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$2,095	$4,311	$(2,216)
AL101	938	1,772	(834)
AL002	13,262	11,064	2,198
Other programs	3,970	6,974	(3,004)
Indirect research and development expenses
Personnel related (including stock-based compensation)	18,897	21,934	(3,037)
Facilities and other unallocated research and development expenses	6,005	5,832	173
Total research and development expenses	$45,167	$51,887	$(6,720)

General and Administrative Expenses

General and administrative expenses were $14.4 million for the three months ended March 31, 2024, compared to $14.8 million for the three months ended March 31, 2023.

Other Income, Net

Other income, net was $7.6 million for the three months ended March 31, 2024, compared to $5.2 million for the three months ended March 31, 2023. The increase of $2.5 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended March 31, 2024, compared to $0.9 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

Since our inception through March 31, 2024, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our public offerings.

As of March 31, 2024, we had $562.1 million of cash, cash equivalents, and marketable securities. As of March 31, 2024, we had an accumulated deficit of $746.2 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements through 2026. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. We will need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. On November 7, 2023, we entered into an at-the-market sales agreement with Cowen and Company, LLC (TD Cowen) pursuant to which we may offer and sell from time to time through TD Cowen up to

$125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen. On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor.

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
•
the costs associated with any workforce reductions;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(61,346)	$(48,548)
Cash provided by (used in) investing activities	(11,765)	88,701
Cash provided by financing activities	71,108	1,079

Operating Activities

For the three months ended March 31, 2024, cash used in operating activities was $61.3 million. This was mainly due to the net loss of $36.1 million. We also had a decrease in deferred revenue of $15.9 million, a decrease in refund liability to collaboration partner of $12.2 million, and a decrease in accrued liabilities and accrued clinical supply costs of $10.3 million. This was offset by a non-cash charge of $10.3 million for stock-based compensation.

For the three months ended March 31, 2023, cash used in operating activities was $48.5 million. This was mainly due to the net loss of $45.9 million. We also had a decrease of $7.0 million in accrued liabilities and accrued clinical supply costs. This was offset by a non-cash charge of $11.0 million for stock-based compensation.

Investing Activities

For the three months ended March 31, 2024, cash used in investing activities of $11.8 million was primarily related to the maturities of marketable securities of $196.5 million offset by purchases of marketable securities of $185.2 million.

For the three months ended March 31, 2023, cash used in investing activities of $88.7 million was primarily related to the maturities of marketable securities of $210.0 million offset by purchases of marketable securities of $120.3 million.

Financing Activities

For the three months ended March 31, 2024, cash provided by financing activities of $71.1 million was primarily from the issuance of common stock upon a public offering.

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

Other than the disclosures below, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on February 27, 2024.

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We reevaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period.

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

We had cash, cash equivalents, and marketable securities of $562.1 million as of March 31, 2024, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.9 million as of March 31, 2024.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of March 31, 2024, approximately $0.6 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We and our collaboration partners rely on service providers, including contract development and manufacturing organizations (CDMOs) and contract research organizations (CROs), for our research and product development activities and product candidates. If we cannot obtain products or use services from these CDMOs and CROs at an acceptable cost or at all, our business would be adversely affected.
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
•
Our operations and financial results could be adversely impacted by the effects of worldwide economic conditions, including macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of pandemics or other public health outbreaks and geopolitical events.
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

We are a clinical stage biotechnology company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including frontal temporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS). We commenced operations in May 2013. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our product candidate latozinemab is in Phase 2 and Phase 3 clinical trials; our product candidate AL002 is in a Phase 2 clinical trial; and our product candidate AL101 is in a Phase 2 clinical trial. In the third quarter of 2023, we inactivated the IND for AL101 in FTD, given that we and GSK plan to develop AL101 for the potential treatment of larger indications, including Alzheimer’s disease and Parkinson’s disease. We previously decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. We inactivated the IND for AL044 in the third quarter of 2023. In addition, in 2022, AbbVie decided to terminate our CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $36.1 million and $45.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $746.2 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we currently generate from our collaboration arrangements with AbbVie and GSK is variable and limited in amount. For our collaborations with AbbVie and GSK, we recognize collaboration revenue by measuring the progress towards complete satisfaction of the performance obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•
advance our research and drug discovery platform, including our target, indication, patient, and biomarker selections;
•
progress our current and any future product candidates through preclinical and clinical development;
•
initiate and conduct additional preclinical, clinical, or other studies for our product candidates and future commercial products;
•
work with our CDMOs to scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;
•
change or add contract manufacturers or suppliers for our product candidates and future commercial products;
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
•
withstand periods of high rates of inflation; and
•
defend against any product liability claims or other lawsuits related to our products.

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
•
developing a sustainable and scalable manufacturing process for our product candidates and future commercial products;
•
establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand of our product candidates and future commercial products;
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
•
obtaining and maintaining an adequate price for any future commercial products, both in the United States and in foreign countries where our products are commercialized;
•
obtaining adequate reimbursement for our product candidates and future commercial products from payors;
•
obtaining market acceptance of our product candidates and future commercial products as viable treatment options;
•
addressing any competing technological and market developments;
•
receiving milestones and other payments under our current and any future collaboration arrangements;
•
addressing impacts on our clinical trials resulting from factors related to the effects of worldwide economic conditions, including macroeconomic downturns stemming from increased inflation, supply chain disruption and other economic impacts of pandemics or other public health outbreaks and geopolitical events;
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

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $562.1 million, which we anticipate provides runway through 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from increased inflation, supply chain disruption and other economic impacts of pandemics or other public health outbreaks and geopolitical events, including the ongoing conflict between Russia and Ukraine, and associated sanctions targeting Russia, and the ongoing conflict between Israel and Hamas, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced significant downturns over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us, or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

We may not be successful in our efforts to further develop our current product candidates. For example, our clinical trials of our product candidates may not demonstrate their safety or efficacy, e.g., the trials may not meet their primary endpoints or otherwise demonstrate evidence of clinical benefit. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We have product candidates in development, and all will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We have never completed a clinical development program. Our product candidate latozinemab is in Phase 2 and Phase 3 clinical trials; our product candidate AL002 is in a Phase 2 clinical trial; and our product candidate AL101 is in a Phase 2 clinical trial. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For any product candidates that have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion.

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

One of our strategies is to identify and pursue clinical development of additional product candidates. Identifying, developing, obtaining regulatory approval for, and commercializing additional product candidates for the treatment of neurodegenerative and other diseases will require substantial additional funding and are prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop, or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

We may not be successful in our efforts to obtain approval for additional or expanded indications for our approved product candidates.

Our drug development strategy includes clinically testing and seeking regulatory approval for our product candidates in indications in which we believe we can quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the initial indication. Conducting clinical trials for additional indications for our product candidates requires substantial technical, financial, and human capital resources and is prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be successful in our effort to obtain regulatory approval for our product candidates for additional indications even if we obtain approval for an initial indication.

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

One of our approaches to developing treatments for neurodegenerative diseases aims to identify and select targets enriched in microglia and other myeloid immune cells which are genetically associated with neurodegenerative diseases. We identify and develop product candidates that are designed to cross the blood-brain barrier in sufficient quantity and potency to enable efficacious dosing in the brain and engage the intended target, and we must be able to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, demonstrate target and pathway engagement, and measure the impact on disease progression of our product candidates. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

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
•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
delays in identifying, recruiting, and training suitable clinical investigators;
•
delays in obtaining required Institutional Review Board (IRB)/Ethics Committee (EC) approval at each clinical trial site;
•
imposition of delays to clinical trials, including as a result of temporary or permanent clinical hold by regulatory agencies for any number of reasons (see for example our discussions of amyloid related imaging abnormalities (ARIA) in other risks described in this “Risk Factors” section), including:
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, and impacts of worldwide economic conditions, including a resurgence of the COVID-19 pandemic, and other public health outbreaks and geopolitical events. Should the FDA or other government agency issue additional guidance that mandates material changes to our clinical trials in response to a pandemic or other public health outbreak, the costs of such clinical trials may increase.

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
•
delays in enrolling patients in our clinical trials caused by worldwide economic conditions, including pandemics or other public health outbreaks and other geopolitical events;
•
competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•
availability of approved products that target the patient populations that we are seeking to enroll;
•
clinicians’ and patients’ perceptions of the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in January 2023, FDA granted accelerated approval, and in July 2023, FDA granted full approval to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Eisai has also filed marketing authorization applications for lecanemab in Japan and Europe. Eisai also intends to submit a Biologics License Application (BLA) for a subcutaneous formulation of lecanemab in 2024. Eisai further announced that they expect to initiate a Phase 1 clinical trial with a TREM2 agonist in Alzheimer’s disease in 2024. Additionally, in July 2022, Biogen announced that the FDA accepted a new drug application (NDA) for tofersen, a drug for ALS associated with mutations in superoxide dismutase 1 (SOD1), and the FDA granted accelerated approval to tofersen in April 2023, to be marketed as QALSODY™. In seeking accelerated approval, Biogen pointed to biomarker data and the slowing of disease progression in a longer-term follow-up in their study. In September 2022, Amylyx Pharmaceuticals, Inc. announced that the FDA approved RELYVRIO™ (sodium phenylbutyrate and taurursodiol) for the treatment of adults with ALS; however, Amylyx has since announced that it will withdraw RELYVRIO™ from the market after a large clinical study failed to confirm a therapeutic effect. In addition, companies such as Prevail Therapeutics, Inc. (Prevail) and Passage Bio, Inc. (Passage Bio) have developed gene therapy based products (PR006 and PBFT02, respectively) for the treatment of FTD-GRN. Vigil Therapeutics has developed small molecule (VG-3927) and antibody (iluzanebart) candidates targeting TREM2. There are also pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc. (Denali), F. Hoffman La Roche Ltd. (Roche), and Aliada Therapeutics, Inc. (Aliada), that are developing technologies for the transport of products across the blood-brain barrier. Other competitors are pursuing product candidates that act on the same targets or through comparable mechanisms of action.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and foreign regulatory authority requirements, including complying with current good manufacturing practices (cGMPs) on an ongoing basis. Further, the manufacturers that we or our collaboration partners work with will be subject to any future legislation by Congress that may curtail the ability of foreign CDMOs to provide services to U.S. biotechnology companies. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted or potential future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continued governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or render commercially inviable commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

The ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid, and Veterans Affairs hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

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

Current and future Centers for Medicare and Medicaid Services (CMS) coverage restrictions on classes of drugs that encompass our product candidates, including our candidates for treating Alzheimer’s disease, could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, the U.S. federal government has experienced and may in the future experience shutdown or budget sequestration, which could result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. To the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval, e.g., due to the effects of worldwide economic conditions, including pandemics or other public health outbreaks, other geopolitical events, or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or for seeking regulatory approvals, which could adversely affect our business.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, any of which could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any regulatory approvals we may have obtained. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies such as FDA to interpret relevant statutes, more companies may bring lawsuits against FDA to challenge longstanding FDA decisions and policies, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, potentially resulting in the delay of the FDA’s review of our regulatory submissions.

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

Treatment-emergent MRI findings resembling ARIA have been observed in our INVOKE-2 Phase 2 clinical trial. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. The incidence of ARIA has been shown to increase in Alzheimer's disease patients with the administration of certain Alzheimer’s disease therapeutics, namely anti-β-amyloid antibodies. We do not yet know whether the biological mechanism(s) causing the MRI changes in INVOKE-2 are the same as that associated with the ARIA that has been described with anti-amyloid beta antibodies. In INVOKE-2, most cases resembling ARIA were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred early in the trial in patients with the APOE e4/e4 genotype, as previously reported. To mitigate risks associated with ARIA, at that time we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continue to implement earlier MRI monitoring, and are following recently published guidelines for ARIA monitoring and management. We are conducting this study under the guidance of an IDMC, which is allowed to review unblinded data and to make trial recommendations.

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

We have obtained Fast Track designation and Breakthrough Therapy designation from the FDA for latozinemab for the treatment of patients with FTD carrying specific genetic mutation in the granulin gene, but we may be unable to obtain or maintain the benefits associated with those designations.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, the CMS published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance requirements and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.

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

We and the CDMO partners on which we rely depend on third-party suppliers for the supply of the raw materials required for the production of our product candidates, and we expect to continue to depend on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. Their dependence on these third-party suppliers and the challenges faced in obtaining adequate supplies of raw materials involve several risks, including supply chain issues caused by the effects of worldwide economic conditions, including pandemics and other public health outbreaks, national security concerns, export or import restrictions, trade tariffs, or other geopolitical events, limited control over pricing, the availability of such materials, the quality of such materials, and delivery schedules. To the extent our business relies on customers, vendors, or suppliers in countries where the U.S. government has imposed any of these or other trade restrictions, our business may experience a material adverse effect. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required drug product on a development manufacturing services agreement or purchase order basis. We cannot be certain that suppliers will continue to provide the quantities of these raw materials that are required or satisfy the anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including those caused by the effects of worldwide economic conditions including pandemics and other public health outbreaks, and other geopolitical events, could materially harm our ability to manufacture our product candidates until a new source of supply, if any, can be identified and qualified. In such an event, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of the suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

As of March 31, 2024, we had 244 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Our near-term financial performance and development plans also require that we manage our personnel, and in 2023 we committed to a plan to reduce our workforce to better align our resources with our current strategic priorities. We initiated a reduction in force impacting approximately 30 employees across the organization effective March 2023. One-time restructuring charges associated with the reduction in force were approximately $1.7 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2023. Any future reductions in or restructurings of our workforce, whether due to market downturns, uncertainty in capital markets, other macroeconomic changes or any other reason, may generate severance and other costs that may cause our business and operating results to suffer.

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

We have experienced cyberattacks in the past that have not had a material effect on our business operations, and we face the risk of future cyberattacks that may or may not have a material effect. Despite the implementation of security measures, our internal computer systems and those of third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs and other vendors, contractors and consultants, may be vulnerable to damage, interruption, or other disruption from various causes, including computer viruses and other malicious code, and may be vulnerable to unauthorized access. Likewise, data privacy or security breaches or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets, or personal information of our employees, patients, customers, or other business partners, may be exposed to unauthorized persons or to the public or may otherwise be misused. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, and defend against. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. During times of war and other conflicts, we and our business counterparties, including third parties upon which we rely, may be vulnerable to a heightened risk of these attacks. Such attacks might involve the use of sophisticated malware, including ransomware or various types of service denial tactics. They can be initiated through harmful websites, or by leveraging phishing strategies, social engineering tactics, or credential stuffing. This might also include brute force attacks, along with other contemporary malicious methods which are always changing.

If a breakdown, cyberattack, or other information security breach or incident occurs, it could cause damage to or interruptions or other disruptions in our operations or those of third parties, with which we engage, and could result in damage to, the loss or unavailability of, or misappropriation or other unauthorized use or processing of, sensitive data, including personal information and confidential information, such as our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss or unavailability of, or damage to, clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, clinical trial sites, and CROs and other vendors, consultants and contractors for research and development of our product candidates, and we rely on other third parties, such as CDMOs and CROs, to manufacture our product candidates and to conduct clinical trials, respectively. Supply-chain attacks against third-party actors like these have increased in frequency and severity, and we cannot guarantee that third-party infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Cyberattacks, security breaches and incidents, and disruptions, interruptions, and similar events relating to their computer systems and operations could also have a material adverse effect on our business.

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

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, pandemics, including a resurgence of the COVID-19 pandemic, regional health issues, political unrest, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Moreover, if there is a significant COVID-19 resurgence or other pandemic that poses a threat to our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences.

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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies. While we cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all, or if such actions cause broader disruption in drug manufacturing and related industries that impact drug product availability or pricing, then our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had federal and state net operating loss (NOL) carryforwards of approximately zero and $202.2 million, respectively. Federal NOL carryforwards have an indefinite life but cannot offset more than 80% of taxable income. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of our public offerings in February 2019, January 2020 and January 2024, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. Additionally, our NOLs may also be subject to limitations under state law.

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

Certain holders of shares of our common stock may, in the future, have rights that may require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 40.9 percentage of our outstanding common stock as of May 3, 2024. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 3.5% for the 3 months ended March 31, 2024. If the inflation rate increases in the future, it will affect our expenses, such as employee compensation and research and development charges. Even if the rate of inflation does not increase, past inflation may still affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	6/15/2023
10.1#	Letter Agreement Amending the 2021 Collaboration and License Agreement between the Registrant and Glaxo Wellcome UK Ltd. dated March 11, 2024.					X
10.2+	Outside Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	X

# Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

+ Indicates management contract or compensatory plan.

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

ALECTOR, INC.

Date: May 8, 2024	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Marc Grasso
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)