Form 10-Q
period 2024-06-30
Alector, Inc.
filed 2024-08-07
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 97,321,062 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$47,545	$74,555
Marketable securities	455,789	474,306
Prepaid expenses and other current assets	16,367	16,946
Total current assets	519,701	565,807
Property and equipment, net	19,950	21,861
Operating lease right-of-use assets	23,417	25,195
Restricted cash	1,546	1,546
Other assets	6,115	7,418
Total assets	$570,729	$621,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,375	$3,775
Accrued clinical supply costs	2,738	5,215
Accrued liabilities	23,081	30,378
Deferred revenue, current portion	63,961	82,975
Payable to collaboration partner	5,813	7,703
Refund liability to collaboration partner, current portion	39,107	39,440
Operating lease liabilities, current portion	8,607	8,462
Total current liabilities	147,682	177,948
Deferred revenue, long-term portion	199,583	210,845
Refund liability to collaboration partner, long-term portion	44,157	67,047
Operating lease liabilities, long-term portion	27,506	30,456
Other long-term liabilities	1,234	1,373
Total liabilities	420,162	487,669
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 97,321,062 and 84,879,693 shares issued and outstanding as of June 30, 2024 and December 31, 2023	9	8
Additional paid-in capital	936,011	844,044
Accumulated other comprehensive income (loss)	(620)	184
Accumulated deficit	(784,833)	(710,078)
Total stockholders’ equity	150,567	134,158
Total liabilities and stockholders’ equity	$570,729	$621,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$15,083	$56,214	$30,976	$72,763
Operating expenses:
Research and development	46,314	46,177	91,481	98,064
General and administrative	14,375	13,626	28,809	28,403
Total operating expenses	60,689	59,803	120,290	126,467
Loss from operations	(45,606)	(3,589)	(89,314)	(53,704)
Other income, net	7,003	6,357	14,639	11,516
Income (loss) before income taxes	(38,603)	2,768	(74,675)	(42,188)
Income tax expense	73	1,393	80	2,294
Net income (loss)	(38,676)	1,375	(74,755)	(44,482)
Unrealized gain (loss) on marketable securities	(217)	813	(804)	3,189
Comprehensive income (loss)	$(38,893)	$2,188	$(75,559)	$(41,293)
Net income (loss) per share:
Net income (loss) per share, basic	$(0.40)	$0.02	$(0.78)	$(0.53)
Net income (loss) per share, diluted	$(0.40)	$0.02	$(0.78)	$(0.53)
Weighted average shares used in calculating:
Shares used in computing net income (loss) per share, basic	96,674,921	83,497,125	95,242,548	83,186,052
Shares used in computing net income (loss) per share, diluted	96,674,921	83,566,293	95,242,548	83,186,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2023	84,879,693	$8	$844,044	$184	$(710,078)	$134,158
Vesting of restricted stock units	635,303	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $3,892	10,869,566	1	71,107			71,108
Stock-based compensation	—	—	10,307	—	—	10,307
Unrealized loss on marketable securities	—	—	—	(587)	—	(587)
Net loss	—	—	—	—	(36,079)	(36,079)
Balance — March 31, 2024	96,384,562	9	925,458	(403)	(746,157)	178,907
Purchase of common stock under employee stock purchase plan	154,113	—	644	—	—	644
Vesting of restricted stock units	782,387	—	—	—	—	—
Stock-based compensation	—	—	9,909	—	—	9,909
Unrealized loss on marketable securities	—	—	—	(217)	—	(217)
Net loss	—	—	—	—	(38,676)	(38,676)
Balance — June 30, 2024	97,321,062	$9	$936,011	$(620)	$(784,833)	$150,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2022	82,895,718	$8	$798,696	$(4,575)	$(579,687)	$214,442
Exercise of stock options	132,191	—	1,079	—	—	1,079
Vesting of restricted stock units	323,869	—	—	—	—	—
Stock-based compensation	—	—	10,975	—	—	10,975
Unrealized gain on marketable securities	—	—	—	2,376	—	2,376
Net loss	—	—	—	—	(45,857)	(45,857)
Balance — March 31, 2023	83,351,778	8	810,750	(2,199)	(625,544)	183,015
Purchase of common stock under employee stock purchase plan	139,267	—	881	—	—	881
Vesting of restricted stock units	339,255	—	—	—	—	—
Stock-based compensation	—	—	10,222	—	—	10,222
Unrealized gain on marketable securities	—	—	—	813	—	813
Net income	—	—	—	—	1,375	1,375
Balance — June 30, 2023	83,830,300	$8	$821,853	$(1,386)	$(624,169)	$196,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(74,755)	$(44,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,847	2,824
Stock-based compensation	20,216	21,197
Amortization of premiums and accretion of discounts on marketable securities	(8,537)	(5,919)
Amortization of right-of-use assets	1,725	1,509
Changes in operating assets and liabilities:
Receivable from collaboration partner	—	(5,238)
Prepaid expenses and other current assets	579	878
Other assets	1,303	(2,196)
Accounts payable	643	634
Accrued liabilities and accrued clinical supply costs	(9,831)	(3,382)
Payable to collaboration partner	(1,890)	—
Deferred revenue	(30,976)	(49,308)
Refund liability to collaboration partner	(22,523)	(5,825)
Lease liabilities	(2,805)	(2,383)
Other long-term liabilities	(139)	139
Net cash used in operating activities	(124,143)	(91,552)
Cash flows from investing activities:
Purchase of property and equipment	(870)	(2,242)
Purchase of marketable securities	(297,769)	(268,506)
Maturities of marketable securities	322,163	337,634
Sale of marketable securities	1,857	—
Net cash provided by investing activities	25,381	66,886
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of issuance costs	71,108	—
Proceeds from the exercise of options to purchase common stock	—	1,079
Purchase of common stock under employee stock purchase plan	644	881
Net cash provided by financing activities	71,752	1,960
Net decrease in cash, cash equivalents, and restricted cash	(27,010)	(22,706)
Cash, cash equivalents, and restricted cash at beginning of period	76,101	155,795
Cash, cash equivalents, and restricted cash at end of period	49,091	$133,089
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$185	$753

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash and cash equivalents	$47,545	$131,540
Restricted cash	1,546	1,549
Total cash, cash equivalents, and restricted cash	$49,091	$133,089

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$26,527	$—	$—	$26,527
U.S. government treasury securities	Level 1	121,114	—	(176)	120,938
Certificates of deposit	Level 2	27,365	14		27,379
Commercial paper	Level 2	135,076	4	(135)	134,945
Corporate bonds	Level 2	188,806	43	(370)	188,479
Total cash equivalents and marketable securities		$498,888	$61	$(681)	$498,268

	December 31, 2023
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$67,101	$—	$—	$67,101
U.S. government treasury securities	Level 1	178,232	86	(112)	178,206
Certificates of deposit	Level 2	29,086	63	—	29,149
Commercial paper	Level 2	140,082	85	(34)	140,133
Corporate bonds	Level 2	129,474	173	(78)	129,569
Total cash equivalents and marketable securities		$543,975	$407	$(224)	$544,158

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of June 30, 2024, the remaining contractual maturities of $426.6 million of investments were less than one year and $71.6 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2024. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of June 30, 2024 was decreased to $569.7 million due to the estimated refund liabilities created from the contract modifications. The Company reassessed the estimated refund liabilities to collaboration partner as of June 30, 2024 to be $83.3 million.

Collaboration revenue under the GSK Agreement during the three and six months ended June 30, 2024 was $12.1 million and $20.8 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. For the three and six months ended June 30, 2023 collaboration revenue under the GSK agreement was $38.0 million and $49.4 million, respectively. The deferred revenue related to the GSK Agreement was $227.3 million and $247.4 million as of June 30, 2024 and December 31, 2023, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three and six months ended June 30, 2024, the Company recognized a reduction of research and development expense of $5.7 million and $10.3 million, respectively, under the GSK Agreement. For the three and six months ended June 30, 2023, the Company recognized a reduction of research and development expense of $8.9 million and $11.0 million, respectively, under the GSK Agreement.

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

In February 2023, the Company and AbbVie amended the AbbVie Agreement (AbbVie Amendment), which resulted in the Company receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial. In addition, under the terms of the AbbVie Amendment, the Company was eligible to earn up to an additional $12.5 million to support the enrollment of additional patients to replace discontinuations, and the Company received the total $12.5 million in 2023. The performance obligations to conduct the LTE trial and enroll additional patients are not considered distinct from the AL002 program performance obligation. The transaction price as of June 30, 2024 included fixed consideration consisting of the upfront payments of $205.0 million, the $17.8 million LTE milestone payment, and the $12.5 million payment for enrollment of additional patients.

Collaboration revenue under the AbbVie Agreement during the three and six months ended June 30, 2024 was $3.0 million and $10.2 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. Collaboration revenue for the three and six months ended June 30, 2023 was $18.2 million and $23.4 million, respectively. The deferred revenue related to the AbbVie Agreement was $36.2 million and $46.4 million as of June 30, 2024 and December 31, 2023, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of the ongoing Phase 2 and Phase 2 LTE clinical trials.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$4,990	$5,314	$10,385	$10,969
General and administrative	4,919	4,908	9,831	10,228
Total stock-based compensation	$9,909	$10,222	$20,216	$21,197

7. Income Taxes

For the three and six months ended June 30, 2024, the Company's effective tax rate was (0.2)% and (0.1)%, respectively. For the three and six months ended June 30, 2023, the Company's effective tax rate was 50.3% and (5.4)%, respectively. The difference between the effective tax rate for the three and six months ended June 30, 2024 and 2023, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset.

8. Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(38,676)	$1,375	$(74,755)	$(44,482)
Denominator:
Weighted-average number of shares outstanding basic	96,674,921	83,497,125	95,242,548	83,186,052
Dilutive effect of outstanding common stock options, 2019 Employee Stock Purchase Plan (2019 ESPP) shares issuable, and restricted stock units	—	69,168	—	—
Weighted-average number of shares outstanding, diluted	96,674,921	83,566,293	95,242,548	83,186,052
Net income (loss) per share, basic	$(0.40)	$0.02	$(0.78)	$(0.53)
Net income (loss) per share, diluted	$(0.40)	$0.02	$(0.78)	$(0.53)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units subject to future vesting	5,374,701	3,043,276	5,374,701	3,043,276
Options to purchase common stock	11,346,095	12,231,363	11,346,095	12,262,120
Shares committed under 2019 ESPP	171,412	173,678	171,412	173,678
Total	16,892,208	15,448,317	16,892,208	15,479,074

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

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD due to mutation in the progranulin gene (FTD-GRN). In October 2023, we achieved target enrollment in INFRONT-3 with 103 symptomatic and 16 at-risk participants enrolled. Target enrollment was based on feedback from the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA). Enrollment completion is subject to revised protocol approval in countries outside the United States. In February 2024, the FDA granted Breakthrough Therapy Designation to latozinemab for the treatment of FTD-GRN. The FDA's Breakthrough Therapy Designation is granted to expedite the development and review of drugs in the United States that are intended to treat a serious condition, when preliminary clinical evidence indicates the drug or vaccine may demonstrate substantial improvement over available therapy on clinically significant endpoint(s). In our INFRONT-2 open label Phase 2 clinical trial in FTD-GRN patients, latozinemab elevated progranulin levels to the normal range, biomarkers of disease activity showed trends toward normalization, and preliminary data showed that latozinemab slowed disease progression compared to historical matched controls. Latozinemab has been generally well tolerated in healthy volunteers and FTD-GRN and FTD-C9orf72 patients in our Phase 1a and Phase 1b clinical trials, and in our open label Phase 2 clinical trial. Patients who previously participated in the INFRONT-2 or INFRONT-3 trials have the opportunity to participate in a single continuation study, enrolling in the United States and other countries, which will provide continued access to and assess the continuing safety of latozinemab.

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

We are developing our proprietary blood-brain barrier (BBB) technology (Alector Brain Carrier or “ABC”) as a platform to support selected next-generation product candidates. The goal of our technology is to deliver therapeutic antibodies and proteins at a lower dose and provide deeper blood-brain barrier penetration while optimizing efficacy, safety and cost.

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our public offerings.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $38.7 million and $74.8 million for the three and six months ended June 30, 2024, respectively. Our net income was $1.4 million for the three months ended June 30, 2023 and net loss was $44.5 million for the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $784.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance product candidates through preclinical studies and clinical trials;
•
pursue regulatory approval of product candidates;
•
hire additional personnel;
•
acquire, discover, validate, and develop additional product candidates;
•
require the manufacture of drug supply for our preclinical studies and clinical trials;
•
conduct precommercial activities; and
•
obtain, maintain, expand, and protect our intellectual property portfolio.

In January 2024, we announced the closing of an underwritten public offering and the net proceeds from the offering were approximately $71.1 million. Our cash, cash equivalents, and marketable securities as of June 30, 2024 totaled $503.3 million, which we anticipate provides runway through 2026.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $263.5 million as of June 30, 2024, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Dollar
	2024	2023	Change
	(In thousands)
Collaboration revenue	$15,083	$56,214	$(41,131)
Operating expenses:
Research and development	46,314	46,177	137
General and administrative	14,375	13,626	749
Total operating expenses	60,689	59,803	886
Loss from operations	(45,606)	(3,589)	(42,017)
Other income, net	7,003	6,357	646
Net income (loss) before income taxes	(38,603)	2,768	(41,371)
Income tax expense	73	1,393	(1,320)
Net income (loss)	$(38,676)	$1,375	$(40,051)

Revenue

Collaboration revenue was $15.1 million for the three months ended June 30, 2024, compared to $56.2 million for the three months ended June 30, 2023. The $41.1 million decrease was mainly due to a $35.7 million decrease in revenue recognized for the AL101 programs, including a cumulative non-cash revenue adjustment due to a contract modification in the second quarter of 2023 to have GSK operationalize the AL101 Phase 2 study. The decrease is partially due to a $15.2 million decrease in revenue recognized for the AL002 program due to the addition of AL002 LTE and patient replacement revenue in 2023. This was offset by a $9.8 million increase in revenue recognized for the latozinemab programs. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $46.3 million for the three months ended June 30, 2024, compared to $46.2 million for the three months ended June 30, 2023. The increase of $0.1 million was mainly due to the Company’s prioritization of selected late-stage programs.

	Three Months Ended June 30,		Dollar
	2024	2023	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$4,209	$1,659	$2,550
AL101	1,126	198	928
AL002	12,424	14,928	(2,504)
Other programs	4,377	5,290	(913)
Indirect research and development expenses
Personnel related (including stock-based compensation)	17,996	18,054	(58)
Facilities and other unallocated research and development expenses	6,182	6,048	134
Total research and development expenses	$46,314	$46,177	$137

General and Administrative Expenses

General and administrative expenses were $14.4 million for the three months ended June 30, 2024, compared to $13.6 million for the three months ended June 30, 2023.

Other Income, Net

Other income, net was $7.0 million for the three months ended June 30, 2024, compared to $6.4 million for the three months ended June 30, 2023. The increase of $0.6 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023. The decrease was due to the full recognition of GSK revenue for tax purposes in 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Dollar
	2024	2023	Change
	(In thousands)
Collaboration revenue	$30,976	$72,763	$(41,787)
Operating expenses:
Research and development	91,481	98,064	(6,583)
General and administrative	28,809	28,403	406
Total operating expenses	120,290	126,467	(6,177)
Loss from operations	(89,314)	(53,704)	(35,610)
Other income, net	14,639	11,516	3,123
Loss before income taxes	(74,675)	(42,188)	(32,487)
Income tax expense	80	2,294	(2,214)
Net loss	$(74,755)	$(44,482)	$(30,273)

Revenue

Collaboration revenue was $31.0 million for the six months ended June 30, 2024, compared to $72.8 million for the six months ended June 30, 2023. The $41.8 million decrease was mainly due to a $35.7 million decrease in revenue recognized for the AL101 programs, including a cumulative non-cash revenue adjustment due to a contract modification in the second quarter of 2023 to have GSK operationalize the AL101 Phase 2 study. The decrease is partially due to a $13.2 million decrease in revenue recognized for the AL002 program due to the addition of AL002 LTE and patient replacement revenue in 2023. This was offset by a $7.1 million increase in revenue recognized for the latozinemab programs. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $91.5 million for the six months ended June 30, 2024 compared to $98.1 million for the six months ended June 30, 2023. The decrease of $6.6 million was mainly due to the Company’s prioritization of selected late-stage programs and a decrease in personnel related costs.

	Six Months Ended June 30,		Dollar
	2024	2023	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$6,305	$5,970	$335
AL101	2,064	1,970	94
AL002	25,686	25,992	(306)
Other programs	8,346	12,264	(3,918)
Indirect research and development expenses
Personnel related (including stock-based compensation)	36,893	39,987	(3,094)
Facilities and other unallocated research and development expenses	12,187	11,881	306
Total research and development expenses	$91,481	$98,064	$(6,583)

General and Administrative Expenses

General and administrative expenses were $28.8 million for the six months ended June 30, 2024 compared to $28.4 million for the six months ended June 30, 2023.

Other Income, Net

Other income, net was $14.6 million for the six months ended June 30, 2024 compared to $11.5 million for the six months ended June 30, 2023 The increase of $3.1 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income tax expense was less than $0.1 million for the six months ended June 30, 2024, compared to $2.3 million for the six months ended June 30, 2023. The decrease was due to the full recognition of GSK revenue for tax purposes in 2023.

Liquidity and Capital Resources

Since our inception through June 30, 2024, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our public offerings.

As of June 30, 2024, we had $503.3 million of cash, cash equivalents, and marketable securities. As of June 30, 2024, we had an accumulated deficit of $784.8 million.

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
•
our precommercial activities and eventual commercialization plans for our product candidates;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(124,143)	$(91,552)
Cash provided by investing activities	25,381	66,886
Cash provided by financing activities	71,752	1,960

Operating Activities

For the six months ended June 30, 2024, cash used in operating activities was $124.1 million. This was mainly due to the net loss of $74.8 million. We also had a decrease in deferred revenue of $31.0 million, a decrease in refund liability to collaboration partner of $22.5 million, and a decrease in accrued liabilities and accrued clinical supply costs of $9.8 million. This was offset by a non-cash charge of $20.2 million for stock-based compensation.

For the six months ended June 30, 2023, cash used in operating activities was $91.6 million. This was mainly due to the net loss of $44.5 million. We also had a decrease in deferred revenue of $49.3 million.

Investing Activities

For the six months ended June 30, 2024, cash provided by investing activities of $25.4 million was primarily related to the maturities of marketable securities of $322.2 million offset by purchases of marketable securities of $297.8 million.

For the six months ended June 30, 2023, cash used in investing activities of $66.9 million was primarily related to the maturities of marketable securities of $337.6 million offset by purchases of marketable securities of $268.5 million.

Financing Activities

For the six months ended June 30, 2024, cash provided by financing activities of $71.8 million was primarily from the issuance of common stock upon a public offering.

For the six months ended June 30, 2023, cash provided by financing activities of $1.9 million was primarily from the exercise of options to purchase common stock.

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

We had cash, cash equivalents, and marketable securities of $503.3 million as of June 30, 2024, which consisted primarily of money market funds, U.S. treasury securities, corporate bonds, certificates of deposit, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.5 million as of June 30, 2024.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of June 30, 2024, approximately $2.4 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including frontal temporal dementia (FTD), Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis (ALS). We commenced operations in May 2013. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our product candidate latozinemab is in Phase 2 and Phase 3 clinical trials; our product candidate AL002 is in a Phase 2 clinical trial; and our product candidate AL101 is in a Phase 2 clinical trial. In the third quarter of 2023, we inactivated the Investigational New Drug (IND) application for AL101 in FTD, given that we and GSK plan to develop AL101 for the potential treatment of larger indications, including Alzheimer’s disease and Parkinson’s disease. We previously decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial PK and tolerability data. We inactivated the IND for AL044 in the third quarter of 2023. In addition, in 2022, AbbVie decided to terminate our CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $38.7 million and $74.8 million for the three and six months ended June 30, 2024, respectively. We incurred net income of $1.4 million and net loss of $44.5 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $784.8 million.

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

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $503.3 million, which we anticipate provides runway through 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from increased inflation, supply chain disruption and other economic impacts of pandemics or other public health outbreaks and geopolitical events, including the ongoing conflict between Russia and Ukraine, associated sanctions targeting Russia, and the ongoing conflict between Israel and Hamas, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced significant downturns over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us, or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

Three of our product candidates, latozinemab, AL002, and AL101 are in clinical development, and we continue to develop our research pipeline. Together, the development of these programs and product candidates requires significant capital investment. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. One aspect of our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand to clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

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

We are in the clinical stages of development of many of the product candidates currently in our programs. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs and product candidates, and provide general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•
our preclinical studies or clinical trials of our product candidates may not be successfully completed or may not establish sufficient efficacy or safety to merit further clinical development or regulatory approval;
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

We are focusing our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are currently limited approved therapeutic options available for patients with FTD, Alzheimer’s disease, Parkinson’s disease, ALS, and other neurodegenerative diseases. Recently approved therapies for the treatment of Alzheimer’s disease target a specific pathology (amyloid plaques). Our future success is highly dependent on the successful development of our product candidates for treating neurodegenerative diseases. Developing product candidates and, if approved, commercializing our products for treatment of neurodegenerative diseases subjects us to a number of challenges, including obtaining disease modifying activity and efficacious dose in target tissue and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND or a clinical trial application (CTA) will result in the FDA or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and any of our current or future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do or sooner than anticipated, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program, under which AL003 was being developed. AbbVie, or any other collaboration partner, may in the future decide to terminate collaboration programs based on, among other things, our clinical trial data.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, and impacts of worldwide economic conditions, and other public health outbreaks and geopolitical events. Should the FDA or other government agency issue additional guidance that mandates material changes to our clinical trials in response to a pandemic or other public health outbreak, the costs of such clinical trials may increase.

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

We or our partners may encounter difficulties or delays in enrollment of our clinical trials, due to the availability of newly approved therapies and competing products. For example, lecanemab received FDA approval for the treatment of Alzheimer’s disease in 2023, and donanemab received FDA approval for the treatment of Alzheimer’s disease in July 2024. As a result, our or our partners’ ability to enroll participants in clinical trials for Alzheimer’s disease may be hampered if potential participants choose to instead avail themselves of approved therapies.

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

We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial that generates data sufficient to support continued clinical development or marketing approval of any of our product candidates. We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, and results of operations.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in July 2024, the FDA approved donanemab, which was developed by Eli Lilly and Company, for the treatment of Alzheimer’s disease. Donanemab targets amyloid plaques by binding to insoluble N-truncated pyroglutamate amyloid beta. In January 2023, the FDA granted accelerated approval, and in July 2023, the FDA granted full approval to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Lecanemab has been approved as a treatment for slowing progression of mild cognitive impairment and mild dementia due to Alzheimer’s disease in Japan, and Eisai has also filed a marketing authorization application for lecanemab in Europe. Eisai also initiated submission for a Biologics License Application for a subcutaneous formulation of lecanemab in May 2024. Eisai further announced that they expect to initiate a Phase 1 clinical trial with a TREM2 agonist in Alzheimer’s disease in 2024.

Additionally, in April 2023, the FDA granted accelerated approval of tofersen, marketed as QALSODY, a drug developed by Biogen for treatment of ALS associated with mutations in superoxide dismutase 1 (SOD1). In seeking accelerated approval, Biogen pointed to biomarker data and the slowing of disease progression in a longer-term follow-up in their study. In September 2022, Amylyx Pharmaceuticals, Inc. announced that the FDA approved RELYVRIO™ (sodium phenylbutyrate and taurursodiol) for the treatment of adults with ALS; however, Amylyx later withdrew RELYVRIO™ from the market after a large clinical study failed to confirm a therapeutic effect. In addition, companies such as Prevail Therapeutics, Inc. and Passage Bio, Inc. have developed gene therapy based products (PR006 and PBFT02, respectively) for the treatment of FTD-GRN. Vigil Therapeutics has developed small molecule (VG-3927) and antibody (iluzanebart) candidates targeting TREM2. There are also pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc., F. Hoffman La Roche Ltd., and Aliada Therapeutics, Inc., that are developing technologies for the transport of products across the blood-brain barrier. Other competitors are pursuing product candidates that act on the same targets or through comparable mechanisms of action.

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
•
the clinical indications for which the product candidate is approved by the FDA, EMA, or other regulatory agencies;
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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, any of which could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any regulatory approvals we may have obtained. In June 2024, the Supreme Court overturned their 1984 decision that gave rise to the Chevron doctrine. That doctrine gave deference to regulatory agencies such as FDA, rather than the courts, to interpret relevant statutes where the law is ambiguous. As a result of the Supreme Court’s rejection of the Chevron doctrine, more companies and other stakeholders may bring lawsuits against the FDA to challenge longstanding FDA decisions and policies, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, potentially resulting in the delay of the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision on us or the pharmaceutical and biotechnology industries in general.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including any requirement to implement a Risk Evaluation and Mitigation Strategy) or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to ensure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity, if the FDA revokes the orphan drug designation, or if the FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, CMS published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. Various industry stakeholders, including pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. With the Supreme Court’s recent decision that overturned the Chevron doctrine, the Inflation Reduction Act as well as other administration decisions of HHS, including those of CMS, may be subject to increased litigation and judicial scrutiny. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Further, in April 2022, CMS released a national policy for coverage of aducanumab and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease. CMS reiterated this policy in January 2023 in connection with the accelerated approval of lecanemab. According to the two-part National Coverage Determination (NCD), Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA under coverage with evidence development. Following full approval of lecanemab in July 2023, CMS reiterated that it would broadly cover the medication while continuing to gather data. Additionally, for drugs that the FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. In February 2023, CMS again reiterated these policies in rejecting a petition from the Alzheimer’s Association to provide wider coverage for lecanemab. In June 2023, CMS announced that Medicare will cover new Alzheimer’s drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence on how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our product candidates could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

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

As of June 30, 2024, we had 245 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

We have experienced cyberattacks in the past, and our internal computer systems, and those used by third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs or other vendors, contractors or consultants, may fail or suffer other breakdowns, outages, cyberattacks, information security breaches or releases or loss of sensitive data loss that could compromise the confidentiality, integrity, and availability of such systems and data, result in material disruptions of our research or development programs and business operations, risk disclosure of confidential, financial, or proprietary information, and affect our reputation.

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

If a breakdown, cyberattack, or other information security breach or incident occurs, it could cause damage to or interruptions or other disruptions in our operations or those of third parties, with which we engage, and could result in damage to, the loss or unavailability of, or misappropriation or other unauthorized use or processing of, sensitive data, including personal information and confidential information, such as our intellectual property or financial information, and a material disruption of our research and development programs and our business operations. For example, the loss or unavailability of, or damage to, clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, clinical trial sites, and CROs and other vendors, consultants and contractors for research and development of our product candidates, and we rely on other third parties, such as CDMOs and CROs, to manufacture our product candidates and to conduct clinical trials, respectively. Supply-chain attacks against third-party actors like these have increased in frequency and severity, and we cannot guarantee that third-party infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Cyberattacks, security breaches and incidents, and disruptions, interruptions, and similar events relating to their computer systems and operations could also have a material adverse effect on our business.

We and our business counterparties, including third parties on which we rely, may be unable to anticipate or prevent outages or to anticipate or prevent techniques used to obtain unauthorized access to or to compromise our or our business counterparties’ systems because such techniques change frequently and are generally not detected until after an incident has occurred. We may be unable to anticipate or prevent any breakdowns or other outages due to a failure of software, software updates or other events that may cause disruptions to our systems or data. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions or other disruptions, attacks, or compromises of, or security breaches or incidents impacting, systems that could adversely affect our business and operations and/or result in the loss or unavailability of, or damage to, critical or sensitive data.

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

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, software outages or other system failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, pandemics, regional health issues, political unrest, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Moreover, if there is a significant pandemic or public health outbreak that poses a threat to our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences.

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

We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the TCJA went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years for domestic costs and 15 years for foreign costs. As a result, the Company recognizes taxable income earlier than anticipated. Also, the United States recently enacted the Inflation Reduction Act of 2022 (IRA), which introduced a 15% minimum tax on book income and a 1% excise tax on certain stock buybacks. Changes in tax laws (including provisions of the IRA), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively or materially affect our financial position, cash flows and results of operations.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 47.0 percentage of our outstanding common stock as of August 2, 2024. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 3.0 % for the 3 months ended June 30, 2024. If the inflation rate increases in the future, it will affect our expenses, such as employee compensation and research and development charges. Even if the rate of inflation does not increase, past inflation may still affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 5. Other Information

(a) None.

(b) None.

(c) During our last fiscal quarter, the following officers and directors adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 10, 2024, Paula Hammond, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. This plan provides for the sale from time to time of an aggregate of up to 10,500 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Hammond's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on August 9, 2025, or earlier if all transactions under the trading plan are completed. Dr. Hammond’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

On May 10, 2024, Kristine Yaffe, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. This plan provides for the sale from time to time of an aggregate of up to 5,000 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Yaffe's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on August 9, 2025, or earlier if all transactions under the trading plan are completed. Dr. Yaffe’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

On May 16, 2024, Gary Romano, the Company’s Chief Medical Officer, adopted a Rule 10b5-1 trading plan. Dr. Romano’s plan provides for (i) the exercise of vested stock options to purchase an aggregate of up to 249,562 shares of the Company's common stock, and (ii) the sale from time to time of an aggregate of up to 86,996 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Romano's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on November 28, 2025, or earlier if all transactions under the trading plan are completed. Dr. Romano’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

On June 21, 2024, Sara Kenkare-Mitra, the Company’s President and Head of Research and Development, adopted a Rule 10b5-1 trading plan. Dr. Kenkare-Mitra’s plan provides for (i) the exercise of vested stock options to purchase an aggregate of up to 25,474 shares of the Company's common stock, and (ii) the sale from time to time of an aggregate of up to 124,194 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Kenkare-Mitra 's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on December 31, 2025, or earlier if all transactions under the trading plan are completed. Dr. Kenkare-Mitra’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

ALECTOR, INC.

Date: August 7, 2024	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Marc Grasso
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)