Form 10-Q
period 2024-09-30
Alector, Inc.
filed 2024-11-06
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 97,932,605 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,159	$74,555
Marketable securities	420,043	474,306
Prepaid expenses and other current assets	12,162	16,946
Total current assets	469,364	565,807
Property and equipment, net	18,216	21,861
Operating lease right-of-use assets	20,809	25,195
Restricted cash	1,546	1,546
Other assets	6,088	7,418
Total assets	$516,023	$621,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,017	$3,775
Accrued clinical supply costs	3,379	5,215
Accrued liabilities	25,696	30,378
Deferred revenue, current portion	55,427	82,975
Payable to collaboration partner	6,772	7,703
Refund liability to collaboration partner, current portion	37,554	39,440
Operating lease liabilities, current portion	8,680	8,462
Total current liabilities	142,525	177,948
Deferred revenue, long-term portion	192,775	210,845
Refund liability to collaboration partner, long-term portion	34,597	67,047
Operating lease liabilities, long-term portion	25,959	30,456
Other long-term liabilities	1,234	1,373
Total liabilities	397,090	487,669
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 97,929,897 and 84,879,693 shares issued and outstanding as of September 30, 2024 and December 31, 2023	9	8
Additional paid-in capital	945,046	844,044
Accumulated other comprehensive income	931	184
Accumulated deficit	(827,053)	(710,078)
Total stockholders’ equity	118,933	134,158
Total liabilities and stockholders’ equity	$516,023	$621,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$15,342	$9,109	$46,318	$81,872
Operating expenses:
Research and development	47,998	46,328	139,479	144,392
General and administrative	15,778	13,364	44,587	41,767
Total operating expenses	63,776	59,692	184,066	186,159
Loss from operations	(48,434)	(50,583)	(137,748)	(104,287)
Other income, net	6,214	7,360	20,853	18,876
Loss before income taxes	(42,220)	(43,223)	(116,895)	(85,411)
Income tax expense	—	1,252	80	3,546
Net loss	(42,220)	(44,475)	(116,975)	(88,957)
Unrealized gain on marketable securities	1,551	665	747	3,854
Comprehensive loss	$(40,669)	$(43,810)	$(116,228)	$(85,103)
Net loss per share, basic and diluted	$(0.43)	$(0.53)	$(1.22)	$(1.07)
Shares used in computing net loss per share, basic and diluted	97,519,595	83,927,961	96,007,105	83,513,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2023	84,879,693	$8	$844,044	$184	$(710,078)	$134,158
Vesting of restricted stock units	635,303	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $3,892	10,869,566	1	71,107			71,108
Stock-based compensation	—	—	10,307	—	—	10,307
Unrealized loss on marketable securities	—	—	—	(587)	—	(587)
Net loss	—	—	—	—	(36,079)	(36,079)
Balance — March 31, 2024	96,384,562	9	925,458	(403)	(746,157)	178,907
Purchase of common stock under employee stock purchase plan	154,113	—	644	—	—	644
Vesting of restricted stock units	782,387	—	—	—	—	—
Stock-based compensation	—	—	9,909	—	—	9,909
Unrealized loss on marketable securities	—	—	—	(217)	—	(217)
Net loss	—	—	—	—	(38,676)	(38,676)
Balance — June 30, 2024	97,321,062	$9	$936,011	$(620)	$(784,833)	$150,567
Vesting of restricted stock units	608,835	—	—	—	—	—
Stock-based compensation	—	—	9,035	—	—	9,035
Unrealized gain on marketable securities	—	—	—	1,551	—	1,551
Net loss	—	—	—	—	(42,220)	(42,220)
Balance — September 30, 2024	97,929,897	$9	$945,046	$931	$(827,053)	$118,933

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(116,975)	$(88,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,165	4,288
Stock-based compensation	29,251	31,256
Amortization of premiums and accretion of discounts on marketable securities	(11,800)	(10,510)
Amortization of right-of-use assets	2,598	2,302
Impairment loss of right-of-use asset and leasehold improvements	2,205	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	—	(7,878)
Prepaid expenses and other current assets	4,784	(2,824)
Other assets	1,330	(2,139)
Accounts payable	1,333	638
Accrued liabilities and accrued clinical supply costs	(6,465)	4,667
Payable to collaboration partner	(931)	—
Deferred revenue	(46,318)	(51,592)
Refund liability to collaboration partner	(33,636)	(13,832)
Lease liabilities	(4,279)	(3,650)
Other long-term liabilities	(139)	139
Net cash used in operating activities	(174,877)	(138,092)
Cash flows from investing activities:
Purchase of property and equipment	(1,082)	(2,148)
Purchase of marketable securities	(381,120)	(414,478)
Maturities of marketable securities	446,074	500,473
Sale of marketable securities	1,857	—
Net cash provided by investing activities	65,729	83,847
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of issuance costs	71,108	—
Proceeds from the exercise of options to purchase common stock	—	1,079
Purchase of common stock under employee stock purchase plan	644	881
Net cash provided by financing activities	71,752	1,960
Net decrease in cash, cash equivalents, and restricted cash	(37,396)	(52,285)
Cash, cash equivalents, and restricted cash at beginning of period	76,101	155,795
Cash, cash equivalents, and restricted cash at end of period	38,705	$103,510
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$27	$201

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash and cash equivalents	$37,159	$101,964
Restricted cash	1,546	1,546
Total cash, cash equivalents, and restricted cash	$38,705	$103,510

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

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Leases are recognized on the balance sheet as right-of-use assets and lease liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and any prepaid or accrued rent. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The Company excludes balance sheet recognition of operating leases having a term of 12 months or less (short-term leases) and does not separate lease components and non-lease components for its long-term leases.

In August 2024, the Company approved a plan to transition operations from its laboratory and office space in Newark, California to its South San Francisco headquarters. The Company's intention is to sublease the Newark facility. The Company recorded an impairment charge of $2.2 million in general and administrative expenses to write-down the right-of-use asset and the leasehold improvements for the three months ended September 30, 2024.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under contractual arrangements, the Company performs the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling price (SSP). The relative SSP for each performance obligation is estimated using externally sourced evidence if it is available. If externally sourced evidence is not available, the Company uses its best estimate of the SSP for the performance obligation.

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$33,862	$—	$—	$33,862
U.S. government treasury securities	Level 1	84,220	77	(12)	84,285
Certificates of deposit	Level 2	15,679	6	—	15,685
Commercial paper	Level 2	102,823	127	(3)	102,947
Corporate bonds	Level 2	217,836	745	(9)	218,572
Total cash equivalents and marketable securities		$454,420	$955	$(24)	$455,351

	December 31, 2023
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$67,101	$—	$—	$67,101
U.S. government treasury securities	Level 1	178,232	86	(112)	178,206
Certificates of deposit	Level 2	29,086	63	—	29,149
Commercial paper	Level 2	140,082	85	(34)	140,133
Corporate bonds	Level 2	129,474	173	(78)	129,569
Total cash equivalents and marketable securities		$543,975	$407	$(224)	$544,158

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of September 30, 2024, the remaining contractual maturities of $398.1 million of investments were less than one year and $57.3 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2024. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of September 30, 2024 was decreased to $569.7 million due to the estimated refund liabilities created from the contract modifications. The Company reassessed the estimated refund liabilities to collaboration partner as of September 30, 2024 to be $72.2 million.

Collaboration revenue under the GSK Agreement during the three and nine months ended September 30, 2024 was $8.0 million and $28.8 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. For the three and nine months ended September 30, 2023 collaboration revenue under the GSK agreement was $7.5 million and $56.8 million, respectively. The deferred revenue related to the GSK Agreement was $219.3 million and $247.4 million as of September 30, 2024 and December 31, 2023, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three and nine months ended September 30, 2024, the Company recognized a reduction of research and development expense of $5.5 million and $15.8 million, respectively, under the GSK Agreement. For the three and nine months ended September 30, 2023, the Company recognized a reduction of research and development expense of $7.8 million and $18.8 million, respectively, under the GSK Agreement.

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

In February 2023, the Company and AbbVie amended the AbbVie Agreement (AbbVie Amendment), which resulted in the Company receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in a long-term extension (LTE) trial. In addition, under the terms of the AbbVie Amendment, the Company was eligible to earn up to an additional $12.5 million to support the enrollment of additional patients to replace discontinuations, and the Company received the total $12.5 million in 2023. The performance obligations to conduct the LTE trial and enroll additional patients are not considered distinct from the AL002 program performance obligation. The transaction price as of September 30, 2024 included fixed consideration consisting of the upfront payments of $205.0 million, the $17.8 million LTE milestone payment, and the $12.5 million payment for enrollment of additional patients.

Collaboration revenue under the AbbVie Agreement during the three and nine months ended September 30, 2024 was $7.3 million and $17.5 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. Collaboration revenue for the three and nine months ended September 30, 2023 was $1.6 million and $25.0 million, respectively. The deferred revenue related to the AbbVie Agreement was $28.9 million and $46.4 million as of September 30, 2024 and December 31, 2023, respectively. The deferred revenue is expected to be recognized over the research and development period of the AL002 program through the completion of the ongoing Phase 2 and Phase 2 LTE clinical trials.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$4,488	$5,300	$14,873	$16,269
General and administrative	4,547	4,759	14,378	14,987
Total stock-based compensation	$9,035	$10,059	$29,251	$31,256

7. Income Taxes

For the three and nine months ended September 30, 2024, the Company's effective tax rate was 0% and (0.1)%, respectively. For the three and nine months ended September 30, 2023, the Company's effective tax rate was (2.9)% and (4.2)%, respectively. The difference between the effective tax rate for the three and nine months ended September 30, 2024, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset. The difference between the effective tax rate as of September 30, 2023, and the U.S. federal statutory rate of 21% was primarily due to the recognition of a certain amount of current year income tax as a result of the capitalization of research and development expenses under Section 174 of the Internal Revenue Code, effective beginning in 2022.

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units subject to future vesting	4,765,073	3,288,671	4,765,073	3,288,671
Options to purchase common stock	11,195,905	11,848,595	11,195,905	11,848,595
Shares committed under 2019 ESPP	171,412	173,878	171,412	173,878
Total	16,132,390	15,311,144	16,132,390	15,311,144

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

Latozinemab is currently being studied in a global pivotal Phase 3 trial, INFRONT-3, for the potential treatment of adults at risk for or with symptomatic FTD due to mutation in the progranulin gene (FTD-GRN). In October 2023, we achieved target enrollment in INFRONT-3 with 103 symptomatic and 16 at-risk participants enrolled. Target enrollment was based on feedback from the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA). Enrollment completion is subject to revised protocol approval in countries outside the United States. In February 2024, the FDA granted Breakthrough Therapy Designation to latozinemab for the treatment of FTD-GRN. The FDA's Breakthrough Therapy Designation is granted to expedite the development and review of drugs in the United States that are intended to treat a serious condition, when preliminary clinical evidence indicates the drug or vaccine may demonstrate substantial improvement over available therapy on clinically significant endpoint(s). In our INFRONT-2 open label Phase 2 clinical trial in FTD-GRN patients, latozinemab elevated progranulin levels to the normal range, biomarkers of disease activity showed trends toward normalization, and preliminary data showed that latozinemab slowed disease progression compared to historical matched controls. Latozinemab has been generally well tolerated in healthy volunteers and patients in our Phase 1a and Phase 1b clinical trials, and in our open label Phase 2 clinical trial. Patients who previously participated in the INFRONT-2 or INFRONT-3 trials have the opportunity to participate in a single continuation study, enrolling in the United States and other countries, which will provide continued access to and will continue to assess latozinemab.

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

In January 2023, the first patient was enrolled and dosed in a long-term extension (LTE) of our INVOKE-2 Phase 2 clinical trial. In February 2023, we and AbbVie amended the AbbVie agreement (the AbbVie Amendment), which resulted in our receiving a $17.8 million milestone payment in March 2023 for the dosing of the first patient in the LTE trial. Under the terms of the AbbVie Amendment, we were eligible to earn up to an additional $12.5 million to support the enrollment of additional patients in the ongoing INVOKE-2 trial to replace discontinuations and we received the total $12.5 million in 2023. We completed enrollment of 381 patients in the INVOKE-2 clinical trial in the third quarter of 2023, with data expected in the fourth quarter of 2024. We will provide AbbVie with data from INVOKE-2 and relevant information, which AbbVie will evaluate to decide whether to exercise its exclusive option to develop and commercialize our TREM2 program.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $42.2 million and $117.0 million for the three and nine months ended September 30, 2024, respectively. Our net losses were $44.5 million and $89.0 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $827.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

In January 2024, we announced the closing of an underwritten public offering and the net proceeds from the offering were approximately $71.1 million. Our cash, cash equivalents, and marketable securities as of September 30, 2024 totaled $457.2 million, which we anticipate provides runway through 2026.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to the AbbVie Agreement and GSK Agreement for the license and co-development of product candidates with those parties. We recognize revenue from the upfront payments and the milestone payment received from AbbVie over time as services are provided. We recognize revenue from the upfront payments from GSK at a point in time for a development license and over time for research and development services. Revenues for research and development services are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

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

We expect that our revenue for the next several years will be derived primarily from the AbbVie and GSK Agreements. The balance of deferred revenue was $248.2 million as of September 30, 2024, related to the AbbVie and GSK Agreements. The deferred revenue is expected to be recognized over the research and development period of the programs through proof-of-concept for AL002 and the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Dollar
	2024	2023	Change
	(In thousands)
Collaboration revenue	$15,342	$9,109	$6,233
Operating expenses:
Research and development	47,998	46,328	1,670
General and administrative	15,778	13,364	2,414
Total operating expenses	63,776	59,692	4,084
Loss from operations	(48,434)	(50,583)	2,149
Other income, net	6,214	7,360	(1,146)
Loss before income taxes	(42,220)	(43,223)	1,003
Income tax expense	—	1,252	(1,252)
Net loss	$(42,220)	$(44,475)	$2,255

Revenue

Collaboration revenue was $15.3 million for the three months ended September 30, 2024, compared to $9.1 million for the three months ended September 30, 2023. The $6.2 million increase was mainly due to an increase in revenue recognized for the AL002 program. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

Research and Development Expenses

Research and development expenses were $48.0 million for the three months ended September 30, 2024, compared to $46.3 million for the three months ended September 30, 2023. The increase of $1.7 million was mainly due to an increase in research and development expenses for the AL101 programs that resulted from the initiation of the PROGRESS-AD Phase 2 clinical trial in 2024.

	Three Months Ended September 30,		Dollar
	2024	2023	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$4,512	$5,020	$(508)
AL101	1,687	145	1,542
AL002	13,827	13,305	522
Other programs	4,105	4,586	(481)
Indirect research and development expenses
Personnel related (including stock-based compensation)	17,691	17,539	152
Facilities and other unallocated research and development expenses	6,176	5,733	443
Total research and development expenses	$47,998	$46,328	$1,670

General and Administrative Expenses

General and administrative expenses were $15.8 million for the three months ended September 30, 2024, compared to $13.4 million for the three months ended September 30, 2023. The increase of $2.4 million was mainly due to the impairment of the right-of-use asset and the leasehold improvements as we approved a plan to transition operations from our laboratory and office space in Newark, California to our South San Francisco headquarters.

Other Income, Net

Other income, net was $6.2 million for the three months ended September 30, 2024, compared to $7.4 million for the three months ended September 30, 2023. The decrease of $1.1 million was due to lower interest income from a reduction in marketable securities used to fund our operations.

Income Tax Expense

The Company did not incur any income tax expense for the three months ended September 30, 2024, compared to $1.3 million for the three months ended September 30, 2023. The decrease was due to the full recognition of GSK revenue for tax purposes in 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Dollar
	2024	2023	Change
	(In thousands)
Collaboration revenue	$46,318	$81,872	$(35,554)
Operating expenses:
Research and development	139,479	144,392	(4,913)
General and administrative	44,587	41,767	2,820
Total operating expenses	184,066	186,159	(2,093)
Loss from operations	(137,748)	(104,287)	(33,461)
Other income, net	20,853	18,876	1,977
Loss before income taxes	(116,895)	(85,411)	(31,484)
Income tax expense	80	3,546	(3,466)
Net loss	$(116,975)	$(88,957)	$(28,018)

Revenue

Collaboration revenue was $46.3 million for the nine months ended September 30, 2024, compared to $81.9 million for the nine months ended September 30, 2023. The $35.6 million decrease was mainly due to a $30.1 million decrease in revenue recognized for the AL101 programs, including a cumulative non-cash revenue adjustment due to a contract modification in the second quarter of 2023 to have GSK operationalize the AL101 Phase 2 study. The decrease is also due to a $7.5 million decrease in revenue recognized for the AL002 program due to the addition of AL002 LTE and patient replacement revenue in 2023. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

Research and Development Expenses

Research and development expenses were $139.5 million for the nine months ended September 30, 2024 compared to $144.4 million for the nine months ended September 30, 2023. The decrease of $4.9 million was mainly due to the Company’s prioritization of selected late-stage programs and a decrease in personnel related costs, offset by an increase in research and development expenses for the AL101 programs that resulted from the initiation of the PROGRESS-AD Phase 2 clinical trial in 2024.

	Nine Months Ended September 30,		Dollar
	2024	2023	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$10,817	$10,990	$(173)
AL101	3,751	2,115	1,636
AL002	39,513	39,297	216
Other programs	12,451	16,850	(4,399)
Indirect research and development expenses
Personnel related (including stock-based compensation)	54,583	57,527	(2,944)
Facilities and other unallocated research and development expenses	18,364	17,613	751
Total research and development expenses	$139,479	$144,392	$(4,913)

General and Administrative Expenses

General and administrative expenses were $44.6 million for the nine months ended September 30, 2024 compared to $41.8 million for the nine months ended September 30, 2023. The increase of $2.8 million was mainly due to the impairment of the right-of-use asset and the leasehold improvements.

Other Income, Net

Other income, net was $20.9 million for the nine months ended September 30, 2024 compared to $18.9 million for the nine months ended September 30, 2023. The increase of $2.0 million was due to higher investment yields on our marketable securities.

Income Tax Expense

Income tax expense was less than $0.1 million for the nine months ended September 30, 2024, compared to $3.5 million for the nine months ended September 30, 2023. The decrease was due to the full recognition of GSK revenue for tax purposes in 2023.

Liquidity and Capital Resources

Since our inception through September 30, 2024, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our public offerings.

As of September 30, 2024, we had $457.2 million of cash, cash equivalents, and marketable securities. As of September 30, 2024, we had an accumulated deficit of $827.1 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(174,877)	$(138,092)
Cash provided by investing activities	65,729	83,847
Cash provided by financing activities	71,752	1,960

Operating Activities

For the nine months ended September 30, 2024, cash used in operating activities was $174.9 million. This was mainly due to the net loss of $117.0 million. We also had a decrease in deferred revenue of $46.3 million, a decrease in refund liability to collaboration partner of $33.6 million, and a decrease in accrued liabilities and accrued clinical supply costs of $6.5 million. This was offset by a non-cash charge of $29.3 million for stock-based compensation.

For the nine months ended September 30, 2023, cash used in operating activities was $138.1 million. This was mainly due to the net loss of $89.0 million. We also had a decrease in deferred revenue of $51.6 million and a decrease in refund liability of $13.8 million. This was offset by a non-cash charge of $31.3 million for stock-based compensation.

Investing Activities

For the nine months ended September 30, 2024, cash provided by investing activities of $65.7 million was primarily related to the maturities of marketable securities of $446.1 million offset by purchases of marketable securities of $381.1 million.

For the nine months ended September 30, 2023, cash provided by investing activities of $83.8 million was primarily related to the maturities of marketable securities of $500.5 million offset by purchases of marketable securities of $414.5 million.

Financing Activities

For the nine months ended September 30, 2024, cash provided by financing activities of $71.8 million was primarily from the issuance of common stock upon a public offering.

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

Revenue Recognition

We recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under arrangements, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling price (SSP). The relative SSP for each deliverable is estimated using externally sourced evidence if it is available. If externally sourced evidence is not available, we use our best estimate of the SSP for the deliverable.

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation. Revenues are recognized as the program costs are incurred. We reevaluate the estimate of expected costs to satisfy each performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period.

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

We had cash, cash equivalents, and marketable securities of $457.2 million as of September 30, 2024, which consisted primarily of money market funds, U.S. treasury securities, corporate bonds, certificates of deposit, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $2.2 million as of September 30, 2024.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of September 30, 2024, approximately $1.0 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen both limited success in drug development and evolving standards for regulatory approval. Further, our product candidates are based on new approaches and novel technology, and we seek to identify and develop new biomarkers that are signs of a disease or condition and that can measure impact on disease progression of our product candidates, which makes it difficult to predict the time and cost of product candidate development and subsequent regulatory approval.
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
•
Our operations and financial results could be adversely impacted by the effects of worldwide economic conditions, including macroeconomic downturns stemming from increased inflation, supply chain and other economic impacts of pandemics or other public health outbreaks and geopolitical events and conflicts.
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
•
Our existing cash, cash equivalents, and marketable securities may not be sufficient to fund our future operating expenses and capital expenditure requirements.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $42.2 million and $117.0 million for the three and nine months ended September 30, 2024, respectively. We incurred net losses of

$44.5 million and $89.0 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $827.1 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we currently generate from our collaboration arrangements with AbbVie and GSK is variable and limited in amount. For our collaborations with AbbVie and GSK, we recognize collaboration revenue by measuring the progress towards complete satisfaction of each performance obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•
addressing impacts on our clinical trials resulting from factors related to the effects of worldwide economic conditions, including macroeconomic downturns stemming from increased inflation, supply chain disruption and other economic impacts of pandemics or other public health outbreaks and geopolitical events and conflicts;
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

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $457.2 million, which we anticipate provides runway through 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from increased inflation, supply chain disruption and other economic impacts of pandemics or other public health outbreaks and geopolitical events, including the ongoing conflict between Russia and Ukraine, associated sanctions targeting Russia, and the ongoing conflict in the Middle East, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced significant downturns over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us, or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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
•
a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to have an acceptable safety profile or be sufficiently effective or otherwise does not meet applicable regulatory criteria;
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

We have never completed a clinical development program. Our product candidate latozinemab is in Phase 2 and Phase 3 clinical trials; our product candidate AL002 is in a Phase 2 clinical trial; and our product candidate AL101 is in a Phase 2 clinical trial. We cannot be certain that any of our product candidates will be successful in these or any other future clinical trials. For example, our current or future clinical trials of our product candidates may not demonstrate their safety or efficacy, either in the indications currently being tested or in any other indications, or either as single agent therapies or in combination with other therapeutics, such as anti-amyloid beta antibodies or other therapies that may be available for indications relevant to our development programs. For any product candidates that have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion.

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

For example, we are developing our proprietary blood-brain barrier (BBB) technology (Alector Brain Carrier or “ABC”) as a platform to support selected next-generation product candidates. The goal of our technology is to deliver therapeutic antibodies and proteins at a lower dose and provide deeper blood-brain barrier penetration while optimizing efficacy, safety and cost. If we are unable to successfully develop and apply our ABC platform as intended, our future pipeline opportunities may be reduced.

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

We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, and we seek to identify and develop new biomarkers that are signs of a disease or condition and that can measure impact on disease progression of our product candidates, which makes it difficult to predict the time and cost of product candidate development and to subsequently obtain regulatory approval.

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do or sooner than anticipated, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program, under which AL003 was being developed. AbbVie, GSK, or any other collaboration partner may in the future decide to terminate collaboration programs based on, among other things, our clinical trial data.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. For those product candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are sufficiently safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

We face significant competition in an environment of rapid technological and scientific change. Some competitors have achieved, and there is a possibility that other competitors will achieve, regulatory approval before us. Our competitors’ therapies may be safer, more advanced, or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

The development and commercialization of new drug products is highly competitive. Moreover, the neurodegenerative field is characterized by strong and increasing competition, with a strong emphasis on intellectual property. We may face competition with respect to any of our product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, Parkinson's disease, and ALS. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in July 2024, the FDA approved donanemab, which was developed by Eli Lilly and Company, for the treatment of Alzheimer’s disease. Donanemab targets amyloid plaques by binding to insoluble N-truncated pyroglutamate amyloid beta. In January 2023, the FDA granted accelerated approval, and in July 2023, the FDA granted full approval to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Lecanemab has been approved as a treatment for slowing progression of mild cognitive impairment and mild dementia due to Alzheimer’s disease in Japan, and Eisai has also indicated that it will seek re-examination of the negative opinion on its marketing authorization application for lecanemab in Europe. Eisai also initiated submission for a Biologics License Application for a subcutaneous formulation of lecanemab in May 2024. Eisai further announced that they expect to initiate a Phase 1 clinical trial with a TREM2 agonist in Alzheimer’s disease in 2024. Additionally, in April 2023, the FDA granted accelerated approval of tofersen, marketed as QALSODY, a drug developed by Biogen for treatment of ALS associated with mutations in superoxide dismutase 1 (SOD1). In seeking accelerated approval, Biogen pointed to biomarker data and the slowing of disease progression in a longer-term follow-up in their study. In September 2022, Amylyx Pharmaceuticals, Inc. announced that the FDA approved RELYVRIO™ (sodium phenylbutyrate and taurursodiol) for the treatment of adults with ALS; however, Amylyx later withdrew RELYVRIO™ from the market after a large clinical study failed to confirm a therapeutic effect. In addition, companies such as Prevail Therapeutics, Inc. and Passage Bio, Inc. are developing gene therapy based products (PR006 and PBFT02, respectively) for the treatment of FTD-GRN. Vigil Therapeutics is developing small molecule (VG-3927) and antibody (iluzanebart) candidates targeting TREM2. There are also pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc., F. Hoffman La Roche Ltd., and Aliada Therapeutics, Inc., that are developing technologies for the transport of products across the blood-brain barrier. Other competitors are pursuing product candidates that act on the same targets or through comparable mechanisms of action.

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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in large quantities. Our CDMOs may be unable to successfully produce or increase the manufacturing scale or capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If any of the foregoing occurs, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained in any or all jurisdictions in which such approval or launch is intended, which could significantly harm our business. The same risk would apply to our own manufacturing facilities, should we in the future decide to build our own manufacturing capacity. In addition, building such manufacturing capacity would carry significant risks in terms of being able to plan, design, and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA, or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, the U.S. federal government has experienced and may in the future experience shutdown or budget sequestration, which could result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The extent FDA and other regulatory authorities may also experience delays or limited resources due to the effects of worldwide economic conditions, including pandemics or other public health outbreaks, other geopolitical events, conflicts or other reasons. To the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval, we may experience significant delays in our anticipated timelines for our clinical studies and/or for seeking regulatory approvals, which could adversely affect our business.

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
•
the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures, and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval, as seen, for example, in connection with the FDA’s approval of Biogen’s Aduhelm in Alzheimer’s disease amid questions regarding the underlying data, as well as the government investigation of the FDA’s approval process for Aduhelm.

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

We currently are conducting and may continue in the future to conduct clinical trials for our product candidates outside the United States, and the FDA, EMA, and applicable foreign regulatory authorities may not accept data from such trials.

We currently are conducting and may continue in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe, Latin America, Asia, or Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, as regulatory authorities in different jurisdictions may impose different requirements for approval, including requirements with respect to trial design or trial diversity. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could likewise require generation of data that would be acceptable to FDA, EMA, or any applicable foreign regulatory authority.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. While latozinemab has (and AL101 previously had) orphan drug designation for treatment of FTD, we may be unable to reap the benefits associated with orphan drug status. In addition, we may be unable to obtain orphan drug designation for any additional product candidates, if we seek such designation.

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

In litigation in 2021, an appellate court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire designated disease or condition. This court decision created uncertainty in the application of orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the applicable court ruling, the FDA intends to continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that has not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, CMS published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. In August 2024, CMS released the first set of negotiated prices for ten drugs under the Medicare Drug Price Negotiation Program for 2026. Various industry stakeholders, including pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. With the Supreme Court’s recent decision that overturned the Chevron doctrine, the Inflation Reduction Act as well as other administration decisions of HHS, including those of CMS, may be subject to increased litigation and judicial scrutiny. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education, and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs, and other business arrangements generally. We have adopted a code of business conduct and ethics and other policies, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that may impact our operations include the following:

•
Among other things the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
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

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the data obtained in our clinical trials. These laws and regulations include the General Data Protection Regulation (GDPR) in the European Union and similar requirements in other jurisdictions, as well as state privacy laws within the United States. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are continually working to comply with these laws, and we have devoted, and anticipate needing to continue to devote, significant additional resources to our compliance efforts. It is possible that new legislation or regulations may impose new obligations and requirements on similarly situated companies, and these laws or regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction, that can result in new or modified compliance obligations or that may be inconsistent with our policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy, and data protection, to protect our systems, personal data, and other data we process or maintain, or to obtain appropriate consent with respect to our use, processing, disclosure or transfer of personal data, including data obtained in our clinical trials, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, and could impact our ability to use, process, disclose, or transfer data obtained in our clinical trials, any of which could materially affect our business, financial condition, results of operations, and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In the past, the U.S. government has experienced budgetary shutdowns and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our arrangements with AbbVie, GSK, and Adimab, LLC (Adimab). As discussed previously, GSK can terminate the GSK Agreement with us, subject to certain notice provisions, in its entirety and for convenience at any time. Similarly, AbbVie can terminate the AbbVie Agreement for convenience at any point during the term of the agreement, including the research, development, and clinical trial process. Adimab can terminate its agreements with us in the event of our uncured materials breaches, and subject to certain notice requirements. In the event that one of our current third-party collaborators discontinues its collaboration with us, we may not be able to find a suitable alternative collaboration partner or partners, or we may need to obtain and expend additional and unanticipated capital to maintain our current development programs.

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
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all; and
•
if a present or future collaborator of ours were to be involved in a business combination, such as a merger or acquisition, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. Additionally, GSK is conducting the PROGRESS-AD Phase 2 trial with AL101/GSK4527226, and Alector is responsible for up to $140.5 million of the costs of such study. As such, the timing at which such costs are incurred, and the day-to-day operations of conducting such study, are not within Alector’s control.

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

We may not realize the benefit of collaborations if we or our collaborator elects not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. For example, AbbVie may decide not to exercise its exclusive option to develop and commercialize our TREM2 program. AbbVie’s decision may be based on its evaluation of the data from the Phase 2 INVOKE-2 trial and/or other factors, regardless of whether we agree with its evaluation and conclusions regarding those data. If AbbVie decides not to exercise its option, we would not receive a $250.0 million milestone payment for such opt-in or any future payments, and all rights to the TREM2 program would revert back to us. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section also apply to the activities of our collaborators and any negative impact on our collaborators may adversely affect us.

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
•
the possible site closure or other change by the third party that would require adjustments to our production processes, location or otherwise;
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

The ongoing conflict between Russia and Ukraine, including the sanctions targeting Russia, could interfere with filing of patent applications, prosecution of applications, and maintenance of issued patents in Russia, Ukraine, and via the Eurasian Patent Office. For example, the conflict and sanctions could interfere with payment of filing fees, extension fees, and annuities. The conflict and sanctions could also interfere with enforcement or defense of patents issued in Russia, Ukraine, and via the Eurasian Patent Office. Similarly, the ongoing conflict in the Middle East could interfere with our ability to prosecute, maintain, enforce and defend patents in Israel. These conflicts and associated sanctions could therefore increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any future issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As of September 30, 2024, we had 241 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, software outages or other system failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, pandemics, regional health issues, political unrest, including the ongoing conflicts between Russia and Ukraine and in the Middle East, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, global pandemics, or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Moreover, if there is a significant pandemic or public health outbreak that poses a threat to our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. On November 7, 2023, we entered into an at-the-market sales agreement with Cowen and Company, LLC (TD Cowen) pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen. On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 40.1 percent of our outstanding common stock as of November 1, 2024. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 2.4% for the 3 months ended September 30, 2024. If the inflation rate increases in the future, it will affect our expenses, such as employee compensation and research and development charges. Even if the rate of inflation does not increase, past inflation may still affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Investors should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During our last fiscal quarter, the following officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 12, 2024, Marc Grasso, the Company’s Chief Financial Officer, terminated a Rule 10b5-1 trading plan that was originally adopted on August 28, 2023 and provided for (i) the exercise of vested stock options to purchase an aggregate of up to 75,501 shares of the Company’s common stock, and (ii) the sale from time to time of an aggregate of up to 89,362 shares of the Company’s common stock. The terminated plan would have expired on September 30, 2024 had it not been terminated.

On September 13, 2024, Dr. Grasso adopted a Rule 10b5-1 trading plan. Dr. Grasso’s plan provides for (i) the exercise of vested stock options to purchase an aggregate of up to 75,501 shares of the Company's common stock, and (ii) the sale from time to time of an aggregate of up to 84,357 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Grasso's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on September 13, 2025, or earlier if all transactions under the trading plan are completed. Dr. Grasso’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

ALECTOR, INC.

Date: November 6, 2024	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Marc Grasso
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)