Form 10-K
period 2024-12-31
Alector, Inc.
filed 2025-02-26
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $311.2 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2024 of $4.54 per share.

The number of shares of the registrant’s Common Stock outstanding as of February 21, 2025 was 99,085,888.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2024 fiscal year ended December 31, 2024.

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
•
our plans for advancing research and pre-clinical stage programs into clinical development and our ability to execute on those plans;
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
•
our ability to anticipate our personnel needs and to attract and retain personnel;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and additional financing needs;
•
our financial performance, including potential volatility in our stock price;

•
the impact of worldwide economic conditions, including macroeconomic downturns stemming from inflation, supply chain and other economic impacts of pandemics or other public health outbreaks and geopolitical events on our business;
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

PART I

Item 1. Business.

Overview

We are a late-stage clinical biotechnology company with a mission to make degenerative brain disorders history. Our robust portfolio of therapies is focused on counteracting the devastating progression of neurodegenerative diseases, particularly in areas of high unmet need where therapeutic options are limited. We are at the forefront of a scientific and clinical revolution, committed to understanding the complex mechanisms that drive neurodegenerative diseases, including the roles of toxic misfolded proteins, deficient proteins, and lysosomal, immune system, and neuronal dysfunction.

We aim to develop product candidates that remove toxic proteins, replace critical deficient proteins, and restore immune and nerve cells to normal function. To pursue this aim, we are advancing a portfolio of programs that address genetically validated targets. These programs leverage our deep understanding of the genetic underpinnings of these diseases, combined with our expertise in drug development, proprietary protein engineering, antibody discovery, and our innovative Alector Brain Carrier (ABC) technology for blood-brain barrier (BBB) transport. We are advancing ABC, our proprietary, versatile BBB technology platform and selectively applying it within our portfolio. ABC aims to enhance the delivery of therapeutics, achieve deeper brain penetration and efficacy at lower doses, and ultimately improve patient outcomes while reducing costs.

With a singular focus on transforming brain health, our research and drug discovery engine enables us to identify targets and develop a broad portfolio of product candidates validated by human genetics. These candidates, including those utilizing ABC technology, are designed to cross the BBB in sufficient quantity and potency to enable efficacious delivery to the brain and engage the intended targets. We seek to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, demonstrate target and pathway engagement, and measure the impact of our product candidates on disease progression. We believe this may improve the probability of technical success over shorter development timelines.

Our clinical development portfolio includes latozinemab (AL001) and AL101/GSK4527226, while our preclinical and research pipeline features several candidates, including ADP037-ABC, ADP050-ABC, ADP056, and ADP063-ABC/ADP064-ABC.

In July 2021, we entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK Agreement), to collaborate on the global development and commercialization of progranulin (PGRN)-elevating monoclonal antibodies, including latozinemab and AL101/GSK4527226.

Clinical Pipeline

Latozinemab (AL001)

Latozinemab is an investigational human recombinant monoclonal antibody designed to elevate progranulin (PGRN), a protein encoded by the granulin (GRN) gene that regulates lysosomal function, neuronal survival, and inflammation in the brain. Our lead PGRN-elevating candidate is being developed for the potential treatment of frontotemporal dementia with a granulin gene mutation (FTD-GRN), which is caused by heterozygous loss-of-function (LOF) mutations in the GRN gene and results in PGRN haploinsufficiency. FTD is a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and approximately 110,000 people in the European Union. FTD has several heritable forms, with FTD-GRN accounting for an estimated 5% to 10% of all individuals living with the condition. There are currently no approved therapies for any form of FTD, and we believe latozinemab is the most advanced drug candidate in development for FTD-GRN.

Latozinemab is currently being studied in INFRONT-3, a global, pivotal, 96-week Phase 3 clinical trial evaluating the safety and efficacy of our investigational PGRN-elevating antibody in slowing disease progression in individuals with FTD-GRN. We completed enrollment in INFRONT-3 in October 2023. Topline data are anticipated from the trial by the fourth quarter of 2025.

In prior clinical studies in FTD-GRN patients, latozinemab demonstrated elevation of PGRN levels to the normal range and early signals of exploratory biomarker and clinical activity. Latozinemab has been generally well tolerated in healthy volunteers and FTD-GRN patients across our Phase 1a, Phase 1b, and open label Phase 2 clinical trials. Latozinemab was granted Orphan Drug Designation for FTD from the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) as well as Breakthrough Therapy Designation and Fast Track Designation for FTD-GRN from the FDA.

AL101/GSK4527226

AL101/GSK4527226, the second product candidate in our PGRN portfolio, is an investigational human recombinant monoclonal antibody designed to elevate PGRN levels in the brain, similar to latozinemab, but with distinct pharmacokinetic and pharmacodynamic properties that may be more suitable for treating prevalent neurodegenerative diseases. Alector and GSK are co-developing AL101/GSK4527226 for the potential treatment of early Alzheimer’s disease (AD), and it may also be evaluated for other indications, including Parkinson’s disease (PD). LOF mutations in the GRN gene, which moderately reduce PGRN levels, have been shown to increase the risk of developing AD and PD. Conversely, increased PGRN levels have been demonstrated to be protective for these diseases in animal models. Given the strong link between GRN LOF mutations and neurodegeneration, elevating PGRN levels may provide a potential therapeutic approach that offers broad neuroprotection in both AD and PD.

In February 2024, GSK dosed the first participant in the PROGRESS-AD, a global, 76-week Phase 2 clinical trial evaluating the safety and efficacy of AL101/GSK4527226 in slowing disease progression in early AD. PROGRESS-AD continues to enroll well, with substantial progress toward its target enrollment of 282 participants. We and GSK plan to complete trial enrollment by mid-2025. In May 2023, we and GSK amended the GSK Agreement (the GSK Amendment). Under the terms of the GSK Amendment, we are responsible for funding GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of AL101 in early AD.

In a randomized, double-blind, placebo-controlled Phase 1 study in 88 healthy volunteers who received either single or multiple doses of AL101/GSK4527226 administered intravenously or subcutaneously, AL101/GSK4527226 was generally well tolerated and elevated PGRN levels in cerebrospinal fluid.

Preclinical and Research Pipeline

We have expanded and continue to advance our preclinical and research pipeline by leveraging our expertise in neuroscience and selectively applying our proprietary blood-brain barrier technology platform, Alector Brain Carrier (ABC). Our strategic approach positions us to develop therapeutic candidates for a range of neurodegenerative diseases.

ADP037-ABC

ADP037-ABC is our proprietary anti-amyloid beta (Aβ) antibody paired with our proprietary ABC for the treatment of AD. It is designed to remove brain Aβ plaques, with the potential to reduce the incidence and/or severity of amyloid-related imaging abnormalities (ARIA) and enable subcutaneous delivery. It targets a validated epitope, specific to brain Aβ plaques, combined with an optimized antibody constant region to enhance phagocytosis of Aβ plaques. By leveraging ABC technology, ADP037-ABC aims to clear Aβ efficiently, thereby reducing plaque accumulation and potentially slowing disease progression while minimizing ARIA.

ADP050-ABC

ADP050-ABC is a GCase replacement therapy paired with our proprietary ABC for GBA gene mutation carriers with Parkinson’s disease and Lewy body dementia. In these patients, mutations in the GBA gene lead to deficient GCase activity. ADP050-ABC uses Alector-engineered GCase, which is proprietary and has been designed to have a longer half-life and to break down glucocerebroside, a lipid that accumulates in neurons and contributes to neurodegeneration. ADP050-ABC was shown in vivo to rescue GCase activity in GBA deficient mice. This mechanism aims to reduce cellular dysfunction and slow disease progression.

ADP056

ADP056 is a Reelin modulator designed to block tau pathology and promote synaptic function in AD. Reelin, a large, secreted protein, regulates neuronal function and tau accumulation. Gain-of-function Reelin variants protect against familial AD through a mechanism that appears to uncouple amyloid and tau pathology. ADP056 is designed to mimic these protective effects of the Reelin mutation.

ADP063-ABC and ADP064-ABC

ADP063-ABC and ADP064-ABC are therapeutic candidates paired with our proprietary ABC that target tau pathology in AD through distinct approaches. First, ADP063-ABC will focus on combining a proprietary anti-tau antibody directed to a validated tau epitope with ABC and an optimized antibody constant region. It is designed to block the spread of tau aggregates and has the potential for subcutaneous delivery. Second, ADP064-ABC will focus on using an anti-tau siRNA combined with ABC, which aims to prevent the synthesis of the tau mRNA and protein. ADP064-ABC aims to remove toxic tau and suppress tau protein expression. Both approaches seek to leverage a highly brain-penetrant approach to remove toxic tau and potentially slow cognitive decline in AD.

We are currently selecting our lead candidates for two programs, ADP037-ABC, targeting amyloid beta, and ADP050-ABC, replacing GCase, and plan to advance both toward IND-enabling studies later this year.

As part of our efforts to advance our programs through clinical development and execute on the strategic approach outlined in the section titled “Business – Our Strategy,” we may from time to time execute partnerships with other biopharmaceutical companies. To date we have had three licensing, co-commercialization, or co-development agreements for certain programs in our pipeline, one of which is currently active.

Our Strategy

Our goal is to develop genetically validated therapies that remove toxic proteins, replace critical deficient proteins, and restore immune and nerve cells to normal function to address the complex mechanisms that drive neurodegenerative diseases. The key tenets of our business strategy to achieve this goal include:

•
Building a leading, fully-integrated company focused on delivering innovative therapies, validated by human genetics, for the treatment of neurodegeneration. We believe that building a fully integrated research, development, and ultimately commercial company will enable us to develop therapies more rapidly and efficiently for patients and realize the full potential of our approach and discovery capabilities.
•
Applying our proprietary capabilities to rapidly advance our product candidates through clinical proof-of-concept studies and beyond. We are focused on maximizing the probability of success of our product candidates by leveraging an understanding of genetics and neuronal, immune, and lysosomal pathways, as well as our state-of-the-art bioinformatics, to enable better and earlier target selection. We apply our capabilities in antibody and protein engineering with selective use of our blood brain barrier technology, ABC, to optimize our product candidates. In addition, we are also focused on a biomarker-driven approach, including proprietary tools and assays, to confirm target engagement, inform patient selection, and follow clinical outcomes.
•
Maximizing the therapeutic potential of our targets and product candidates. Given the central physiological roles played by the distinct targets of our product candidates, we believe that there is significant potential for us to address multiple indications with single targets. Our goal is to expand the therapeutic and commercial potential of product candidates to additional indications. We will remain disciplined about advancing this strategy, leveraging our discovery capabilities to inform expansion areas of maximum value and highest probability of success.
•
Continuing to focus on discovering new targets and product candidates, validated by human genetics, to fulfill the full potential of our insights and platform. Our discovery capabilities are central to our efforts to rapidly identify new product candidates with compelling clinical potential. We will continue to invest in our research and discovery efforts, including evolving our proprietary analytical tools and assays, to validate our identified targets and generate additional targets and product candidates.

Our Research and Discovery Engine

Our research and drug discovery engine leverages human genetic datasets, advanced tools in bioinformatics and imaging, and insights in neurodegeneration to: (1) identify genetically validated targets that play a critical role in the development of multiple neurodegenerative diseases, and rapidly develop therapeutics to these targets, (2) interrogate and prioritize those targets for activity using biomarkers and related proprietary assays and preclinical models, and (3) clinically test product candidates, including in genetically-defined patient populations that may be most likely to respond to treatment. We believe that these capabilities provide us with the tools to solve the conceptual and technical challenges associated with development of drug candidates for neurodegeneration.

We rely on proprietary bioinformatics algorithms and methodologies to analyze large genetic datasets from diseased and healthy individuals, brain-based gene expression profiling and proteomics, and human pathology. These proprietary capabilities allow us to rapidly identify genetic factors and pathways that lead to neurodegeneration, pinpoint tractable targets, and uncover pharmacodynamic biomarkers associated with neurodegenerative conditions. Specifically, the priorities of our efforts are:

•
Target Selection. Our target selection capabilities address a wide array of factors that we believe inform efficient, optimized therapeutic outcomes, including genetic and mechanistic rationale. We leverage our bioinformatics expertise to identify genetic mutations in the brain that we believe increase the risk of disease onset and progression. We combine our bioinformatic approaches with in-house functional genomics to discover and validate genetic mutations and targets of interest. We utilize state of the art techniques such as CRISPR Activation and Inhibition, single cell transcriptomics, proteomics, metabolomics, microscopic and biochemical readouts in relevant in vitro systems such as hiPSC microglia and in vivo systems such as mouse/rat models to elucidate the immune dysfunction caused by these mutations. We then seek to engineer antibody product candidates to functionally counteract the harmful consequence of these genetic mutations. We leverage in vitro and in vivo functional tools to validate the activity of our product candidates and their ability to cross the blood brain barrier in sufficient quantity to be therapeutically effective, with select candidates enhanced for deeper brain penetration by our ABC technology platform.
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

We employ gene expression profiling, proteomics, brain imaging, and data on disease pathology as well as our own preclinical and clinical data to continually refine our proprietary algorithms and methodologies. Using our drug discovery capabilities to identify targets that are validated by human genetics, disease biomarkers, and responsive patient populations, we believe that we are positioned for greater probability of technical success on more efficient timelines relative to historical drug development in neurodegeneration.

Our Pipeline Programs

TARGET	CANDIDATE	RESEARCH	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	ALECTOR'S COMMERCIAL OWNERSHIP	RIGHTS
PGRN	Latozinemab	FTD-*GRN*					U.S. 50-50 profit share with co-promote. Tiered double-digit royalties ex-U.S.	GSK
	AL101	AD						GSK
Proprietary ABC Technology Selectively Applied								
Aβ	ADP037-ABC	AD						alector
GCase	ADP050-ABC	PD, LBD						alector
Reelin	ADP056	AD						alector
Tau	ADP063-ABC	AD, FTD						alector
Tau	ADP064-ABC	AD, FTD						alector

IP portfolio across all programs contains 60+ patent families, which include 128 issued patents and >500 pending patent applications directed to more than 25 targets and/or technologies

$413.4 MILLION[1] IN CASH PROVIDES RUNWAY THROUGH 2026

1. Cash, cash equivalents, and marketable securities as of December 31, 2024, were $413.4 million.

FTD-*GRN* = frontotemporal dementia with a *GRN* gene mutation, AD = Alzheimer's disease, PD= Parkinson's disease, LBD = Lewy body dementia, ABC = Alector Brain Carrier

Figure 1. The above table highlights our clinical, preclinical, and research programs, Alector Brain Carrier blood-brain barrier technology platform, and IP portfolio.

Latozinemab and AL101 are our current clinical programs. In addition, we continue to pursue a number of preclinical and research programs in our pipeline for indications including Alzheimer’s disease, Parkinson’s disease, and Lewy body dementia.

Our Progranulin Programs

Our clinical development programs are focused on modulating levels of PGRN, a protein encoded by the GRN gene that regulates lysosomal function, neuronal survival, and inflammation in the brain. PGRN has strong genetic links to FTD and other neurodegenerative disorders. Individuals typically carry two copies of the GRN gene that function together to produce healthy levels of PGRN throughout the body. Mutations in both copies of the GRN gene, resulting in homozygous LOF, lead to a neurodegenerative disease called neuronal ceroid lipofuscinosis, which is typified by childhood dementia, vision loss, epilepsy, and death. Mutations in a single copy of the GRN gene result in a drop of between 50% and 70% in the level of PGRN and consequently lead to development of FTD with about 90% penetrance by 75 years of age. Moreover, large scale human genetic studies suggest that regulatory mutations in GRN can increase the risk for Alzheimer’s disease and Parkinson’s disease, making GRN a risk gene for these disorders as well.

PGRN deficiency disrupts neuronal homeostasis and lysosomal function, leading to the buildup of cellular debris and dysfunction in neuronal cells. This disruption is associated with the accumulation of TDP-43, a protein that forms pathological inclusions in neurons and is a hallmark of FTD and other neurodegenerative disorders. Moreover, the lack of PGRN promotes neuroinflammation through the release of cytotoxic cytokines and complement factors, which can activate astrocytes and contribute to neuronal damage. As a result, the lack of PGRN impairs neuronal function and contributes to rapid neurodegeneration.

Decrease in PGRN levels due to genetic mutations
Inflammation
Lysosomal dysfunction
Complement activation
TDP-43 accumulation
Cell dysfunction
Neuronal cell death
Destruction of brain structures
Cognitive and motor decline
Mutations resulting in progranulin deficiencies are causal for FTD, and a known risk factor for Alzheimer's and Parkinson's diseases.

Figure 2. PGRN deficiency disrupts neuronal homeostasis and lysosomal function, contributing to the onset and progression of neurodegeneration, particularly during aging.

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

We have developed two distinct product candidates that target SORT1, latozinemab and AL101/ GSK4527226, designed to increase PGRN levels in the brain. Our first product candidate, latozinemab, is intended to treat orphan disorders, including genetic forms of FTD such as in patients that are missing a functional copy of the GRN gene (FTD-GRN). Our second PGRN product candidate, AL101, is intended to treat widely prevalent neurodegenerative disorders such as Alzheimer’s disease and Parkinson’s disease. We have partnered with GSK to develop and commercialize our PGRN product candidates. For more information on our collaboration with GSK see the section titled “Business—Strategic Alliance with GSK.”

Latozinemab received Orphan Drug Designation from the FDA and EMA for the treatment of FTD, as well as Fast Track Designation and Breakthrough Therapy Designation from the FDA for the treatment of patients with FTD-GRN.

Generally, if a product with Orphan Drug Designation from either the FDA or EMA subsequently receives the first approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. For the FDA, orphan drug exclusivity lasts for seven years, meaning the FDA may not approve any other New Drug Application (NDA) or Biologics License Application

(BLA) for the same drug or biologic for the same indication for seven years, except in limited circumstances such as if the other drug or biologic shows clinical superiority to the product with orphan exclusivity, if the FDA revokes the Orphan Drug Designation, or if the FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated.

For the EMA, orphan drug exclusivity lasts for ten years and prevents the approval of a similar medicinal product for the same indication during that time, subject to specific exceptions. If the drug does not reach the market within a specific timeframe or if the conditions for orphan designation change, the exclusivity may not apply.

Even though the FDA and EMA have granted Orphan Drug Designation for latozinemab for treatment of FTD, both agencies can still approve other drugs that have different active ingredients for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA or EMA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Latozinemab for the Treatment of FTD-GRN

Our first product candidate, latozinemab, is a human recombinant monoclonal antibody that increases the levels of PGRN in the brains of FTD-GRN patients. Administered via intravenous peripheral infusion, latozinemab functions by blocking the SORT1 degradation mechanism for PGRN and increasing the half-life of the functional PGRN in the brain. We are initially developing latozinemab for the potential treatment of symptomatic FTD due to a GRN gene mutation.

Overview of FTD

FTD is a rapidly progressing and severe degenerative brain disease with no approved treatment. FTD is a form of dementia found most frequently in individuals less than 65 years old at time of diagnosis. Patients with FTD exhibit a range of personality-related symptoms, including compulsive behavior, lack of restraint, apathy, and anxiety as well as language and behavioral problems. The rate of disease progression in FTD is faster than in Alzheimer’s disease. Average life expectancy in FTD patients is seven to ten years after the start of symptoms. FTD symptoms have an insidious onset with clinical symptoms usually appearing between 45 to 65 years of age at an average age of 58. Hence, FTD is considered an early-onset dementia as compared to late-onset Alzheimer’s disease and is more common than Alzheimer’s disease in early-onset dementia under the age of 60 years.

Figure 3. MRI of frontal and temporal atrophy in FTD.

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

Figure 4. Mutations in a single copy of GRN result in a 50% or greater decrease in the level of PGRN and result in a greater than 90% probability of developing FTD. (1) Rhinn H, Tatton N, McCaughey S, Kurnellas M, Rosenthal A. Progranulin as a therapeutic target in neurodegenerative diseases. Trends in Pharmacological Sciences. 2022 Aug; 43(8):641-652. DOI: 10.1016/j.tips.2021.11.015. PMID: 35039149. (2) Meeter L et al Progranulin Levels in Plasma and Cerebrispinal Fluid in Granulin Mutation Carriers. Dement Geriatr Cogn Disord Extra 2016;6:330-340. DOI: 10.1159*000447738.

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

Figure 5. Mechanism of action for our PGRN programs. Latozinemab (AL001) and AL101/GSK4527226 elevate PGRN levels by blocking sortilin (SORT1), a degradation receptor for PGRN.

Our PGRN Product Candidates’ Development Plan and Clinical Trial Results to Date

Latozinemab is currently being studied in INFRONT-3, a pivotal, randomized, double-blind, placebo-controlled clinical trial that enrolled symptomatic and at-risk FTD-GRN participants at multiple sites across North America, Europe, Argentina and the Asia-Pacific region. Participants were randomized to receive latozinemab or placebo intravenously every four weeks over the course of the 96-week trial. In partnership with GSK, we aligned with the FDA and EMA to conduct the primary analysis on symptomatic FTD-GRN participants, supporting an enrollment target of approximately 90-100 symptomatic participants in INFRONT-3. In October 2023, we achieved target enrollment in INFRONT-3 with 103 symptomatic and 16 at-risk participants. We anticipate topline data from INFRONT-3 by the fourth quarter of 2025.

In June 2022, the first participant from INFRONT-3 was enrolled in the optional open-label extension (OLE) study designed to assess the long-term safety, tolerability, and efficacy of latozinemab in participants who have completed the 96-week trial.

The primary endpoint in INFRONT-3 is disease progression as measured by the Clinical Dementia Rating scale plus National Alzheimer’s Disease Coordinating Center Frontotemporal Lobar Degeneration Sum of Boxes (CDR® plus NACC FTLD-SB). The CDR plus NACC FTLD-SB, which is used to assess the severity of FTD, is a validated instrument that evaluates both cognitive and functional domains and has been accepted as the efficacy endpoint for FTD-GRN by the FDA and EMA. The trial also employs other clinical and functional outcome assessments. Additionally, the trial includes cerebrospinal fluid (CSF) and plasma biomarkers assessing PGRN levels, along with multiple disease-relevant biomarkers of lysosomal function, complement activation, astrocyte function, neurodegeneration, and brain atrophy.

INFRONT-3: Pivotal Phase 3 Clinical trial of Latozinemab

Randomization
Part 1 Study Completion Visit
Randomized, Double-Blinded, Placebo-Controlled Study
103 symptomatic and 16 at-risk FTD-GRN carriers
Latozinemab 60 mg/kg (IV q4w for 96 weeks)
Placebo (IV q4w for 96 weeks)
10-week safety follow-up
96-week open-label extension
Continuation study

PRIMARY ENDPOINT	SECONDARY CLINICAL OUTCOMES ASSESSMENTS:	EXPLORATORY ENDPOINTS
CDR® plus NACC FTLD-SB	CGI-S, CGI-I, FRS, RBANS	vMRI, Plasma Biomarkers

Figure 6. INFRONT-3 is a pivotal Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing the progression of FTD-GRN.

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

Figure 7. Latozinemab restores PGRN in plasma and CSF of FTD-GRN participants to levels seen in healthy volunteer age-matched controls.

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

Figure 8. Latozinemab treatment normalizes lysosomal and complement biomarkers in CSF symptomatic FTD-GRN patients enrolled in our open label Phase 2 trial. (1) The control group included N = 44 age-matched procured control samples, (2) at Baseline N = 11 FTD-GRN participants, (3) at 6 months treatment with latozinemab N = 9 FTD-GRN participants, and (4) at 12 months treatment with latozinemab N = 10 FTD-GRN participants.

Figure 9. Latozinemab treatment decreases Glial Fibrillary Acidic Protein (GFAP) levels towards normal levels in plasma and CSF of asymptomatic FTD-GRN participants enrolled in our Phase 2 trial, suggesting a reduction in astrogliosis.

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

Figure 12. Treatment with latozinemab showed a slowing of clinical progression in FTD-GRN patients enrolled in our open label Phase 2 trial relative to matched GENFI2 controls. Random Coefficient Model with Repeated Measurements including baseline and all available post-baseline measurements up to 12 months.

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

Following their completion of the Phase 2 study or Phase 3 OLE study, participants may choose to enroll in a continuation study. This study will further assess the effects of latozinemab and enable participants to remain on the study drug.

Potential Additional Applications for Latozinemab

In order to treat any other neurodegenerative diseases including FTD patients other than those with GRN mutations with latozinemab, we will be required to conduct additional clinical studies in those specific patient populations. For example, excess aggregation of TDP-43 in brain cells is thought to lead to neuronal cell death and is associated with multiple neurodegenerative diseases, including both FTD and ALS. We included an additional genetic subset of FTD patients (FTD-C9orf72) in our open-label Phase 2 clinical trial of latozinemab and we will need to conduct an appropriate Phase 3 clinical trial to further investigate that genetic subset of patients.

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

AL101/GSK4527226 for the Treatment of Alzheimer’s Disease and Parkinson’s Disease

We are developing a second product candidate in our PGRN programs, AL101/GSK4527226, a human recombinant monoclonal antibody designed to block and downregulate the SORT1 receptor to elevate the level of PGRN in the brain. While AL101/GSK4527226 is similar to latozinemab, it has different pharmacokinetic and pharmacodynamic properties, making it more suitable for large chronic neurodegenerative diseases, such as Alzheimer’s disease and Parkinson’s disease. Excess aggregation of TDP-43 in brain cells is thought to lead to neuronal cell death and is associated with Alzheimer’s disease and Parkinson’s disease.

Polymorphic mutations that moderately reduce the expression levels of PGRN have been shown to increase the risk of developing Alzheimer’s disease and Parkinson’s disease, and increased PGRN levels have been demonstrated to be protective for these diseases in animal models.

AL101/GSK457226 is currently being studied in PROGRESS-AD, a randomized, double-blind, placebo-controlled Phase 2 clinical trial of AL101 enrolling approximately 282 patients with early Alzheimer’s disease at multiple sites globally. The 76-week study is designed to assess the safety and efficacy of two dose levels of AL101 compared to placebo. Participants are randomized to one of three treatment groups, receiving AL101 or placebo intravenously. The primary endpoint of the study is disease progression as measured by the Clinical Dementia Rating Sum of Boxes (CDR®-SB). The trial also employs other clinical and functional outcome assessments. PROGRESS-AD continues to enroll well, with substantial progress toward its target enrollment of 282 participants. We and GSK plan to complete trial enrollment by mid-2025.

PHASE 2, RANDOMIZED, DOUBLE-BLIND, PLACEBO-CONTROLLED STUDY TO EVALUATE THE EFFICACY AND SAFETY OF AL101/GSK4527226 IN PATIENTS WITH EARLY ALZHEIMER'S DISEASE

Up to 12 weeks
76 weeks Treatment Period
Screening & Baseline
AL101/GSK4527226 Dose 1 IV (n~141)
AL101/GSK4527226 Dose 2 IV (n~47)
Placebo IV (n~94)
Safety Follow-up
12 weeks after final dose

Key inclusion criteria

- Age 50-85 years, inclusive
- Diagnosis of MCI due to AD up to mild AD dementia
- Amyloid positivity (by PET or CSF)

Primary endpoint
Change from Baseline in CDR-SB across Weeks 52, 64 and 76.

Key secondary endpoints
Change from Baseline across Weeks 52, 64 and 76 for iADRS, ADAS-Cog14, ADCS-iADL, ADCS-ADL-MCI, ADCOMS

Biomarkers: Amyloid PET, Tau PET, CSF and Plasma

Figure 14. PROGRESS-AD is a global Phase 2 clinical trial evaluating the safety and efficacy of AL101/GSK4527226 in slowing the progression of early Alzheimer’s disease.

In 2022, we presented results from our randomized, double-blind, placebo-controlled Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability of single and multiple doses of intravenously (IV) or subcutaneously (SC) administered AL101/GSK457226 in 88 healthy volunteers. AL101/GSK457226 was found to be generally well tolerated at all doses administered. Additionally, AL101/GSK457226 was measurable in the CSF following single and multiple IV and SC doses. In the two multiple-dose (MD) cohorts, 27 healthy volunteers received either AL101/GSK457226 30 mg/kg IV every four weeks (q4w) for a total of four doses [n=11] or AL101/GSK457226 300 mg SC every two weeks (q2w) for a total of seven doses [n=13]. Three volunteers received MD IV placebo. MD administration of AL101 increased plasma and CSF PGRN levels, with a higher elevation observed in the AL101 30 mg/kg MD IV group than in the AL101 300 mg MD SC group. Multiple IV doses of AL101 at 30 mg/kg increased and maintained the levels of PGRN at approximately 160% to 200% (2.6- to 3-fold) above baseline in plasma and approximately 80% (1.8-fold) above baseline in the CSF. The pharmacokinetics and pharmacodynamics profile of AL101 following single and multiple IV doses support future development in chronic neurodegenerative conditions such as AD and PD.

Figure 15. AL101 treatment increased PGRN levels in healthy volunteers enrolled in our Phase 1 trial.

Alector Brain Carrier (ABC), Our Proprietary and Versatile Blood-Brain Barrier Technology Platform

The blood-brain barrier plays a critical role in maintaining homeostasis and protecting the brain by restricting the entry of potentially harmful substances. However, from a therapeutic standpoint, this protective function presents challenges for delivering therapeutics that need to cross the BBB to achieve optimal efficacy. To address this issue, we are developing Alector Brain Carrier, our proprietary and versatile technology platform designed to enhance brain penetration of therapeutic molecules.

ABC complements our late-stage clinical pipeline and fuels our preclinical and research pipeline, including ADP037-ABC, ADP050-ABC, ADP063-ABC and ADP064-ABC, to address diseases like Alzheimer’s disease, Parkinson’s disease, and Lewy body dementia. We are also leveraging ABC to support our next-generation drug candidates. Through ABC, we believe we are positioned at the forefront of advancing therapeutics for neurodegenerative diseases and overcoming the hurdle of drug delivery to the brain.

Alector Brain Carrier (ABC): Enhanced Delivery of Biologics Across the BBB

Supports portfolio of genetically validated programs for neurodegenerative diseases

Blood Brain Barrier (BBB)

- Maintains homeostasis and protects by restricting access
- Poses a challenge for how much drug gets into the brain

Cell membrane
Tight junction proteins
Cytoplasm
Basement membrane
Red blood cell
Capillary lumen
Astrocyte foot processes
Tight junction
Capillary endothelial cell
Astrocyte

Alector Brain Carrier (ABC) is a proprietary, versatile BBB technology platform designed to overcome challenges of drug delivery to the CNS

- Selectively applied to our pipeline
- Aims to improve outcomes while reducing costs by enhancing delivery of therapeutics to achieve deeper brain penetration at lower doses
- Initial focus is on two key targets: transferrin receptor (TfR) and CD98hc
- Unique versatility and tunability may allow for the delivery of a range of cargos, including antibodies, proteins, enzymes, and nucleic acids
- May facilitate more convenient subcutaneous delivery

https://www.netterimages.com/the-blood-brain-barrier-labeled-hansen-physiology-1e-physiology-james-a-perkins-4921.html

Figure 16. ABC is our proprietary BBB technology platform designed to enhance brain penetration of therapeutic molecules.

ABC enables precise targeting and non-invasive peripheral delivery of therapeutics to the brain. We believe that safety and efficacy may be optimized through its versatile and tunable design, facilitating efficient transport of a wide variety of payloads.

ABC successfully delivers a range of therapeutic cargos, with the goal of enabling lower doses to potentially widen therapeutic windows and facilitate convenient delivery options, such as subcutaneous dosing, potentially reducing treatment costs.

ABC utilizes receptor-mediated transport, a process in which therapeutic molecules are transported across the BBB by binding to specific receptors on the endothelial cells. This approach enhances the delivery of therapeutics to the brain, aiming to achieve deeper brain penetration and optimize therapeutic efficacy. Given the brain's highly vascularized nature, receptor-mediated transcytosis offers a route by which the BBB can be transformed from a barrier into a conduit for delivering therapeutics directly to the brain parenchyma.

Alector Brain Carrier (ABC) is Designed for Effective Brain Delivery

Alector Brain Carrier (ABC)

- BBB technology that enables **precise** and **non-invasive peripheral delivery** of therapeutics to the brain
- **Versatile** and **tunable** design seeks to optimize **efficacy** and **safety**
- Validated for brain uptake with **multiple therapeutic cargos**
- Enables the potential to **widen the therapeutic window** while **lowering the costs of goods** and facilitating **convenient delivery** options

Receptor-Mediated Transcytosis

BBB
Luminal
1. Binding
2. Internalization
3. Transcytosis
4. Exocytosis
5. Therapeutic
CNS

Figure 17. ABC utilizes receptor-mediated transcytosis to transport therapeutic molecules across the BBB.

Transferrin Receptor (TfR) and CD98hc Targets

Our initial focus has been on two key receptor targets, the transferrin receptor (TfR) and CD98 heavy chain (CD98hc). These receptors have distinct expression profiles and cellular trafficking pathways but are both highly expressed at the BBB and have been shown to drive brain uptake when utilized as transcytosis receptors.

The TfR is an iron transport receptor that is highly expressed at the BBB and has been investigated for several decades as a receptor-mediated transcytosis target. TfR-binding brain carriers facilitate the rapid localization of cargo to the endolysosomal system.

In contrast, CD98hc is a key component of several amino acid transport complexes. Like TfR, CD98hc is highly expressed at the BBB, but it differs in function and localization. CD98hc typically facilitates cargo localization closer to the cell surface of endothelial cells.

Despite their functional differences, both targets have been demonstrated to effectively drive brain uptake across the BBB and deliver functional cargo, including antibodies, proteins, enzymes, and nucleic acids, to key cell types within the central nervous system. We believe that targeting multiple receptors with ABC technology is critical for optimizing brain uptake and safety, allowing for enhanced tunability in therapeutic applications.

TfR and CD98hc Offer Distinct Advantages for Cargo Selection

Target	Receptor Function	CNS Cell Expression	BBB Expression Level	Localization	Trafficking of ABC in Brain Endothelial Cell Line
Transferrin Receptor (TfR)	Iron transport receptor	Neuronal, microglia	High	Punctate, endolysosomal	 DAPI TfR-ABC
CD98hc/ Slc3a2	Amino acid transport complex	Broad	High	Broad, cell surface	 DAPI CD98hc-ABC

Therapeutic cargo will also impact target cell localization and trafficking

hCMEC/D3 cells; 2h incubation, huIgG detection; 40x

Figure 18. ABC focuses on two primary targets: transferrin receptor (TfR) and CD98hc.

We have observed significant improvements in the biodistribution of TfR-ABC molecules in murine brain tissues. Without the ABC technology, the target studied is largely confined to the brain's periphery, with limited penetration into deeper regions, particularly around the ventricles. However, with the addition of TfR-ABC, there is a clear enhancement in deep brain penetration. These results highlight the critical role of both TfR and cargo binding: the TfR arm is essential for driving brain uptake, and the final biodistribution is influenced by both components of the molecule.

TfR-ABC: Drives Widespread Biodistribution in Mouse Brain

- Strong staining of neurons across brain regions due to combination of TfR and Target 3 binding
- Biodistribution of TfR-ABC molecule is highly cargo-dependent

Treated without ABC
Treated with TfR-ABC
Deep Brain Penetration with TfR-ABC
Target 3-IgG
Target 3-TfR
Hippocampus
Hippocampus

Anti-human antibody visualized 72h post 50mg/kg iv dosing

Alector data on file

Figure 19. TfR-ABC Drives Widespread Biodistribution in Mouse Brain. In the hippocampus, the Target3 antibody shows minimal penetration without ABC technology. In contrast, with TfR-ABC, neuronal layers of the hippocampus are clearly outlined, indicating deeper brain distribution.

We have also been able to demonstrate enhanced and sustained parenchymal delivery of CD98hc-ABC in a therapeutic antibody format.

CD98hc-ABC: Facilitates Brain Uptake to Parenchymal Fraction in hCD98hc ECD Knock In Mice

Antibody level in vessel-depleted brain fraction post 20mg/kg iv dose, n=3/group	Anti-human antibody visualized 7d post-iv dosing (20 mg/kg)

25
20
15
10
5
0
Fold change over control antibody
0
1
4
7
14
Day
Isotype-CD98hc
Isotype

Isotype
CD98hc-ABC

Alector data on file

Figure 20. CD98hc-ABC enhanced brain delivery with sustained pharmacokinetics. On the left, brain uptake of the CD98-ABC is 10x higher than control at 24 hours post IV injection, rising to over 20-fold at the 7-day timepoint and remaining significantly increased 2 weeks post injection. On the right, CD98hc-ABC demonstrates deep brain penetration as compared to the isotype control.

In this study, without an active cargo, brain biodistribution was very broad. We believe that final distribution of CD98hc with active cargo will likely be driven by both arms of the molecule.

ABC Characteristics

ABC is designed to deliver three key characteristics that we believe are essential for advancing therapeutic delivery:

•
Versatility: The platform is adaptable for a wide range of cargos.
•
Tunability: ABC offers a broad panel of binders with varying affinities for BBB receptors, enabling pairing with diverse cargo types that have differentiated mechanisms of action, while potentially optimizing both efficacy and safety.
•
Translatability: The platform is designed to enable rapid translation of molecules across species, reducing timelines to the clinic and enhancing the likelihood of clinical success.

Versatility

The versatility of the ABC platform is driven by its use of engineered antibody fragments that target specific receptors on the BBB to enhance therapeutic delivery. Our platform employs several types of binding domains, including Fab, a fragment of an antibody that binds to its target, and single-chain variable fragments (scFvs), engineered antibody fragments that link the variable regions of an antibody into a single chain, making them smaller and more adaptable for diverse therapeutic applications.

These binding domains may be linked to various therapeutic cargo types, including antibodies, proteins, enzymes, and nucleic acids, in multi-specific formats designed for efficient transport. Importantly, these formats preserve key antibody properties, such as extended half-life, achieved through recycling at the neonatal Fc receptor (FcRn). This receptor extends the duration of therapeutic molecules in circulation by preventing rapid clearance.

The therapeutic functionality of ABC molecules can be further optimized by modifying the Fc region, the constant portion of the antibody responsible for interactions with the immune system. These modifications can enhance binding affinity, immune response, and pharmacokinetic and pharmacodynamic properties, ultimately improving therapeutic efficacy.

CD98hc enables the use of bivalent formats, which contain two binding sites, providing advantages in overcoming challenges faced by other BBB-targeting strategies, such as those using TfR.

Versatility: ABC Formats Tailored to Deliver Biotherapeutic Cargos

Versatile Features

- ABCs as Fab and scFv for multi-specific formats
- Adaptable Fc optimizing effector function and half life
- Tailored for antibodies, proteins, and enzymes

Example #1: Antibody Cargo

Therapeutic arm
Therapeutic arm
ABC arm
Adaptable Fc

Example #2: Protein/Enzyme Cargo

Protein cargo
ABC arm
Adaptable Fc

Figure 21. The graphics on the right highlight two examples of ABC application. The left example leverages ABC technology to deliver a bivalent antibody cargo, while the right shows a different format designed to deliver a monovalent protein cargo.

Tunability

Our ABC platform offers a broad range of affinity options for optimal pairing with therapeutic cargos. Affinity, the strength of binding between the ABC molecule and its target receptor on the BBB, influences the transport of the molecule across the BBB as well as its peripheral clearance and safety.

Low to moderate affinity ABCs are optimized for therapeutic windows and have been shown to be highly effective for antibody cargos. Higher affinity ABCs lead to more rapid brain uptake and clearance, making them suitable for enzyme and protein cargos, which typically have faster peripheral clearance.

To date, we have validated brain uptake for TfR and CD98hc binders across a 500-fold range of affinities. High, medium, and low affinity ABC binders have been developed and applied to our cargos based on the mechanism of action and desired therapeutic windows.

Tunability: Broad Affinity Toolbox for Optimal Cargo-ABC Pairing

Low to moderate affinity ABCs

- Improve efficacy and safety window
- Suitable for antibody cargos

Moderate to high affinity ABCs

- Rapid brain uptake and clearance
- Suitable for enzyme/protein cargos

Increasing affinity to BBB receptor ---->

ABC platform has validated brain uptake across a wide range of affinities to TfR and CD98hc

Figure 22. ABC’s broad affinity toolbox enables optimal pairing of our molecules with therapeutic cargos.

Translatability

Translatability is a key component of our ABC platform. We enable rapid testing of large in vivo panels using high-throughput screening with mice expressing human TfR and human CD98hc, facilitating early-stage evaluation of ABC binders. To ensure biologically relevant results, we generate affinity-matched surrogates for ABC-cargo pairings and test them in murine disease models, confirming their potential in human applications. We also prioritize translatable safety by selecting ABCs with similar affinities to human and cynomolgus monkey BBB receptors, to help ensure that non-human primate studies predict clinical outcomes. Additionally, we conduct early-stage biophysical assessments to confirm that ABC-cargo combinations have favorable properties for manufacturing and clinical progression.

Translatability: Ensuring Rapid Progression to the Clinic

Rapid *In vivo* Screening
HTP screening format used in hTfR and hCD98hc expressing mice

Translatable Biology
Affinity matched mTfR-ABC and mCD98hc-ABC surrogates for rapid testing in disease models

Developability Assessment
Early screening to ensure cargo-ABC combinations are suitable therapeutics

Translatable Safety
Equivalent affinities to human and cyno-BBB receptors

Figure 23. ABC enables efficient testing and optimization of therapeutics, supporting their progression from early-stage research to the clinic.

Strategic Alliance with GSK

Overview

In July 2021, we entered into a Collaboration and License Agreement with GSK, pursuant to which we and GSK collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and AL101. The GSK Agreement became effective on August 17, 2021.

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

The parties will jointly develop latozinemab and AL101, with GSK conducting Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. GSK will also conduct the initial Phase 2 trial for AL101 in Alzheimer’s disease. Development costs will be shared 60% by GSK and 40% by us, except that the parties will share manufacturing development costs equally, and we will solely bear the development costs of the initial Phase 2 clinical trials under the development plan.

In May 2023, we and GSK amended the GSK Agreement to provide that we are responsible for funding up to $140.5 million for the conduct of the initial Phase 2 trial for AL101 in Alzheimer’s disease.

In the United States, the parties will be jointly responsible for commercialization of latozinemab and AL101, with us leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, GSK will be solely responsible for commercialization of latozinemab and AL101 for all indications. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product, the

Company will receive tiered royalties on net sales in the United States instead of a share of profits or losses, and certain milestones will be reduced.

Governance. The collaboration is governed by a joint steering committee (JSC) and conducted through a Joint Development Committee (JDC) and other operational committees, including those that the JSC may establish to oversee particular projects or activities. Subject to limitations specified in the GSK Agreement, if the applicable governance committee is unable to make a decision by consensus and the parties are unable to resolve the issue through escalation to specified senior executive officers of the parties, then the issue is escalated to an alternative dispute resolution subject to final decision-making rights retained by each party.

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

Adimab Collaboration Agreements

Overview – 2014 Adimab Collaboration Agreement (2014 Adimab Agreement)

In 2014, we entered into the 2014 Adimab Collaboration Agreement (the 2014 Adimab Agreement). Our latozinemab and AL101 product candidates were discovered and optimized, and our AL002 product candidate was optimized, under the 2014 Adimab Agreement.

Under the 2014 Adimab Collaboration Agreement, during the Collaboration Term, with respect to targets selected by us, and with our funding, Adimab was required to use commercially reasonable efforts to conduct certain research to discover or optimize antibodies directed against such targets. We had an exclusive option to obtain certain rights relating to a specified number of antibodies discovered or optimized by Adimab directed against the targets we selected. Upon exercise, we would own patent rights specifically covering the sequences of such antibodies, and a worldwide, royalty-bearing, sublicensable licenses under certain technology owned or developed by Adimab to research, develop, make, have made, use, sell, offer to sell, import and export such antibodies and products based on such antibodies for all human therapeutic, prophylactic and diagnostic uses. These licenses are exclusive, except as to Adimab background and platform technology and Adimab’s retained rights to continue using and licensing its own libraries, as to which the licenses are non-exclusive. Upon our exercise of the option with respect to a target, we are subject to an obligation to devote commercially reasonable efforts to commercialize products using the optioned rights to such target. The assigned and licensed patent rights we obtained from these option exercises are described in more detail above under the section titled “Business—Intellectual Property.”

Intellectual Property. Ownership of intellectual property arising from the research is generally owned by the party that invents or creates the applicable intellectual property, although certain categories of intellectual property are specifically assigned to one party or the other. For example, patent rights specifically covering the sequences of antibodies for which we exercised our exclusive option are assigned to and owned by us; and patent rights relating to improvements to Adimab’s background platform technology that are invented in the course of the research are assigned to Adimab.

Financial terms. We funded Adimab’s research in connection with our collaboration, in accordance with the terms and limitations described in the 2014 Adimab Agreement. We also have potential milestone payments per program for use of antibodies and low- to mid-single digit royalty payments for commercial sales of products incorporating such antibodies. However, if we enter into any transaction granting rights to the inventions or sell products created as a result of a collaboration with a third party, we have a choice to pay a share of the resulting revenue instead of royalties from such sales.

Term and Termination. The 2014 Adimab Agreement is set to expire on the twelfth anniversary of the first commercial sale of the products created under the collaboration, on a product-by-product and country-by-country basis. The licenses we and Adimab granted to each other do not survive, subject to certain limitations. The Collaboration Term has expired, and we are no longer conducting research with Adimab under the 2014 Adimab Collaboration Agreement.

Manufacturing

We must manufacture our product candidates for clinical trial use in compliance with current good manufacturing practices (cGMP) regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and FDA or comparable foreign regulatory authority’s satisfaction before any product is approved for human clinical trial use. Our third-party manufacturers will also be subject to periodic inspections of their respective facilities for general cGMP compliance by the FDA and other foreign authorities. These inspections may include review of procedures and operations used in the testing and manufacture of our products to assess compliance with applicable regulations.

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical trials and commercialization. Under the GSK Agreement, GSK is assuming responsibility for the manufacture of latozinemab and AL101/GSK4527226 for clinical and commercial use. Until GSK has fully assumed such responsibility, and for our other product candidates, we rely, and expect to continue to rely, on third-party contract development and manufacturing organizations (CDMOs) for the production of our product candidates during their preclinical and clinical development. As part of our broad manufacturing strategy to expedite the manufacturing of our product candidates and minimize manufacturing risk, we currently have established relationships with CDMOs for the manufacturing of our drug substance or product candidates.

We do not have long-term supply agreements and we purchase our required drug product through development manufacturing services agreements. We expect to continue to rely on third-party manufacturers or our collaboration partners for the commercial supply of any of our product candidates for which we obtain marketing approval. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Contract manufacturers may encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Any of these actions or events could have a material impact on the availability of our products.

Commercialization Plan

We do not currently have any approved drugs, and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs. When, and if any of our product candidates are approved for commercialization, we intend to develop commercialization infrastructure for those products in the applicable markets. We may also rely on partners, such as GSK, to commercialize or provide commercialization infrastructure in the United States or other countries, including as to sales and marketing and commercial distribution.

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

As of December 31, 2024, our patent portfolio contains over 60 families, which include 128 issued patents and over 500 pending patent applications that are directed to over 25 different targets and/or technologies and that are solely owned or we have rights to exclusive licenses by us. For our product candidates, we generally pursue multilayered patent protection covering the composition of matter based on binding epitopes of the product candidates on the target protein, functional characteristics of the product candidates, degenerative sequence of the product candidates, and/or specific sequence of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, nucleic acids, formulations, and methods of using the product candidates. The method of use claims further include claims directed to methods of treatment, patient selection criteria, biomarkers, disease subgroups, pharmacodynamic and clinical end-points, and dosage regimes. As further described below, we intend to strengthen the patent protection of our product candidates and technologies through additional patent application filings.

PGRN Programs

We own seven patent families directed to our PGRN programs, latozinemab and AL101, which include seven issued U.S. patents, covering the compositions and uses of our PGRN program product candidates. The first two patent families are expected to expire in 2036, the third patent family is expected to expire in 2039, the fourth patent family is expected to expire in 2040, the fifth patent family is expected to expire in 2041, and the sixth patent family is expected to expire in 2042, and the seventh patent family is expected to expire in 2045, in all cases excluding any patent term adjustments and any patent term extensions.

ABC Platform Technology

We own four patent families directed to our ABC platform technology. The first and second patent families relate to compositions that bind to transferrin receptor (TfR) and methods of use. The third and fourth patent families relate to compositions that bind to CD98 heavy chain (CD98hc) and methods of use. The first patent family is expected to expire in 2043, the second patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for the U.S. provisional patent applications, is expected to expire in 2045, the third patent family is expected to expire in 2043, and the fourth patent family is expected to expire in 2045, in all cases excluding any patent term adjustments and any patent term extensions.

GCase Program

We own two patent families directed to our glucocerebrosidase (GCase) program covering engineered GCase compositions including our ABC platform technology and use of those compositions. The first patent family and the second patent family are both expected to expire in 2045, in all cases excluding any patent term adjustments and any patent term extensions.

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

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Some of the pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including FTD, Alzheimer’s disease, and Parkinson’s disease, include large companies with significant financial resources, such as Biogen, Eli Lilly, Merck, Roche Holding AG, and Eisai. Some of these companies are pursuing product candidates for the same or similar indications to ours and in some cases acting on the same targets or through comparable mechanisms of action. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, time to market, level of promotional activity and intellectual property protection.

We anticipate our product candidates will compete with therapies approved for treating the symptoms of neurodegenerative diseases and therapies approved or currently in clinical studies intended to halt or slow the progression of neurodegenerative disease that are being marketed or developed by a number of companies and institutions.

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

U.S. Drug Development

In the United States, the FDA regulates drugs under the Food, Drug, and Cosmetic Act (FDCA) and biologics under the FDCA and the Public Health Service Act (PHSA). Both drugs and biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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
•
Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
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

Regulatory requirements for approval of therapies for the treatment of neurodegenerative diseases are evolving. For example, two agents, aducanumab and lecanemab, received accelerated approval from the FDA based on a surrogate endpoint, the reduction of amyloid beta plaque in the brain. Under the FDA’s accelerated approval pathway, a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients may serve as the basis for an accelerated approval, subject to subsequent confirmatory studies. The FDA subsequently granted full approval of lecanemab based on the cognitive endpoint. By contrast, the FDA declined to grant accelerated approval for another product, donanemab, in AD, based on an insufficient number of patients with at least 12 months of drug exposure. Donanemab later received full approval for the treatment of Alzheimer’s disease in July 2024.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2025 fee schedule for prescription drug user fees, which became effective on October 1, 2024, and will remain in effect through September 30, 2025, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $4.3 million. PDUFA also imposes an annual program fee for each marketed human drug or biologic ($403,889 in 2025) and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Latozinemab has been granted orphan drug designation by FDA for treatment of FTD, and AL101 also had orphan drug designation until we withdrew the IND for FTD and decided to pursue larger indications, such as Alzheimer's disease and Parkinson’s disease, for that product candidate. Despite latozinemab's orphan drug designation, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication for which it has not been granted orphan drug designation, it will not have orphan drug exclusivity in that non-orphan indication. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainty in the industry, and disrupt the FDA’s normal operations

Expedited Development and Review Programs

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act, or ACA, signed into law in 2010, includes the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

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

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC (Directive) has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA), and one or more Ethics Committees (ECs). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

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

In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, the Centers for Medicare and Medicaid Services (CMS) published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. In August 2024, CMS released the first set of negotiated prices for ten drugs under the Medicare Drug Price Negotiation Program for 2026. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions under the new presidential administration, including significant leadership changes at HHS, CMS and FDA, and new agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Further, many states have proposed or enacted legislation, administrative actions, and government programs that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. In January 2024, the FDA authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Additionally, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. Such initiatives, state drug importation programs, and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the demand for any such product candidate, if approved. The full impact of the state importation program on our industry and our business is unclear.

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

Name	Affiliated Entity

Adam Boxer, M.D., Ph.D.	Department of Neurology at University of California, San Francisco
Stephen L. Hauser, M.D.	Department of Neurology at University of California, San Francisco
Michael Heneka, M.D.	Luxembourg Centre for Systems Biomedicine at University of Luxembourg
Peter Heutink	Professor of Functional Genomics of Aging and Neurodegeneration at the Faculty of Medical Sciences of the University of Groningen, The Netherlands
Martin Kampmann, Ph.D.	Department of Biochemistry and Biophysics, University of California, San Francisco Weill Institute for Neurosciences
Richard Scheller, Ph.D.	National Academy of Sciences and National Institute of Medicine
Thomas C. Südhof, M.D., Ph.D.	Departments of Molecular and Cellular Physiology and Neurosurgery at Stanford University

Human Capital Resources

Our human capital resources are a key factor in our ability to achieve our mission. We believe that our future success depends, in part, on our ability to continue to identify, recruit, retain, incentivize, and integrate our employees, advisors, and consultants.

Employee Profile

As of December 31, 2024, we had 238 full-time employees, 76% of whom were engaged in research and development activities. The workforce has subsequently been reduced as we have initiated the reduction-in-force of approximately 17% that was announced in November 2024. The majority of our employees work out of our headquarters location in South San Francisco; and the remainder of our team members work remotely. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Diversity and Inclusion

Our employees represent a broad range of backgrounds and bring a wide array of perspectives and experiences to the company. We are committed to building an open, diverse, and inclusive environment for everyone, as we believe this fosters greater innovation and furthers our mission. We have made efforts to ensure that our job postings, hiring process, and people programs are unbiased and are fair and equitable to all. As of December 31, 2024, approximately 59% of our workforce, 60% of Research & Development, and 55% of people managers were female. As of December 31, 2024, ethnic or racial minorities represented approximately 53% of our workforce, 56% of Research & Development, and 40% of our people managers.

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

•
Competitive employee base salaries and short-term incentive bonus opportunities;
•
Stock-based compensation awards to encourage an ownership mindset and align employees to Alector’s long-term success;
•
Retirement savings options and matching contributions;
•
Healthcare and other benefits for all full-time employees and their dependents, including dedicated mental health, fertility, and caregiving programs;
•
Generous paid time off for all full-time employees; and
•
Parental leave and other leave options available to all employees.

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
•
We and our collaboration partners rely on service providers, including CDMOs and contract research organizations (CROs), for our research and product development activities and product candidates. If we cannot obtain products or use services from these CDMOs and CROs at an acceptable cost or at all, our business would be adversely affected.
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
•
We may not be successful in our efforts to carry out our obligations under our collaborations for our product development and research programs; for instance, without limitation, we may not complete in a timely manner or at all our contractual obligations to GSK.
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

•
We may not accurately predict the time and cost of development and subsequent regulatory approval for our product candidates, which are based on innovative approaches and technologies to address the complex mechanisms underlying neurodegeneration.
•
We may not be successful in developing product candidates that effectively compete with therapeutics that are developed or commercialized by our competitors, including therapeutics that affect the same biological targets or pathways.
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
•
The market price of our common stock has been, and may continue to be, volatile, which could result in substantial losses for investors and could negatively impact our ability to conduct additional fundraising in the public markets.
•
Our existing cash, cash equivalents, and marketable securities may not be sufficient to fund our future operating expenses and capital expenditure requirements.
•
Our existing or future indebtedness and any associated debt covenants on our business and growth prospects.

Risks Related to Our Business, Financial Condition, and Capital Requirements

We are in various stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a late-stage clinical biotechnology company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease. We commenced operations in May 2013. To date, we have financed our operations primarily through equity and debt financings and upfront payments received in connection with the GSK Agreement and our collaboration agreement with AbbVie Biotechnology, Ltd. (AbbVie) to co-develop antibodies to two program targets in preclinical development (AbbVie Agreement) entered into in October 2017. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our product candidate latozinemab is in a Phase 3 clinical trial and our product candidate AL101 is in a Phase 2 clinical trial. In November 2024, we decided to stop the long term extension study of our product candidate AL002 based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. AL002 failed to meet the primary endpoint in that trial. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed, which resulted in termination of the AbbVie Agreement. AbbVie had previously decided in 2022 to terminate the CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. In the third quarter of 2023, we inactivated the IND application for AL101 in FTD, given that we and GSK plan to develop AL101 for the potential treatment of larger indications, including Alzheimer’s disease and Parkinson’s disease. We previously decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data. We inactivated the IND for AL044 in the third quarter of 2023. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each year since our inception. We incurred net losses of $119.0 million, $130.4 million, and $133.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $829.1 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we have generated from our collaboration arrangements with AbbVie and GSK has been, and from our collaboration arrangement with GSK is expected to continue to be, variable and limited in amount. For our collaborations with AbbVie and GSK, we have recognized, and for our collaboration with GSK we will continue to recognize, collaboration revenue by measuring the progress towards complete satisfaction of each performance obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue our research and drug discovery activities;
•
advance our research and development pipeline, including our target, indication, patient, and biomarker selections;
•
continue to develop and apply our ABC technology to potentially enhance our current and future product candidates’ penetration of the blood-brain barrier;
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
•
attract, hire, and retain qualified personnel
•
provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
•
implement additional internal systems and infrastructure related to cybersecurity;
•
make required payments under the Loan Agreement (defined below);
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

To date, clinical development of three of our product candidates has been terminated. In November 2024, we decided to stop the long term extension study of our product candidate AL002 based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. AL002 failed to meet the primary endpoint in that trial. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed. AbbVie had previously decided in 2022 to terminate our CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

We will need to obtain substantial additional financing to complete the development and any commercialization of our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our commercialization efforts, product development, or other operations.

Our operations have required substantial amounts of cash since inception, and we expect our expenses to increase significantly in the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with AbbVie and GSK. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease, will require substantial amounts of capital. Even if our clinical trials are successful, preparing for and applying for regulatory approval of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to seek regulatory approval, or regulatory approval may be significantly delayed, in any or all desired markets. Likewise, even if our product candidates are approved, commercialization of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to commercialize our approved products, or commercialization of such products may be significantly delayed, in any or all desired markets.

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $413.4 million, which we anticipate provides runway through 2026. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more rapidly than we presently anticipate.

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

Two of our product candidates, latozinemab and AL101, are in clinical development, and we continue to develop our research pipeline, including our ABC technology platform. Together, the development of these programs and product candidates and this platform requires significant capital investment. Due to the significant resources required, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. One aspect of our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. For certain product candidates, we may choose to expand clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular technology, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic test and any applicable regulatory requirements that would need to be met to enable its use.

Our Loan Agreement requires us to comply with specified operating covenants and places restrictions on our operating and financial flexibility.

On November 14, 2024, we entered into a loan and security agreement (the Loan Agreement) with our subsidiary, Alector LLC, as a co-borrower, several banks and other financial institutions from time to time party thereto (collectively, the Lenders), and Hercules Capital, Inc. (Hercules), in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which we may access up to two tranches of term loans in an aggregate principal amount of up to $50,000,000 (the Term Loans). The Loan Agreement provides for an initial $25.0 million tranche of Term Loans available through June 30, 2026, $10.0 million of which we borrowed at closing. Our ability to borrow an additional tranche of $25.0 million is subject to agreement on the terms and conditions thereof and the sole discretion of the Lenders. As security for our obligations under the Loan Agreement, we granted the collateral agent a first priority security interest on substantially all of our assets, subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, enter into certain licensing arrangements, effect certain mergers, incur debt, grant liens, pay dividends or other distributions on our capital stock, make investments and acquisitions, and enter into certain transactions with affiliates, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, a failure to comply with the conditions of our Loan Agreement, including a breach of any covenant, could limit our ability to draw upon available tranches or result in an event of default and an acceleration of any outstanding loans thereunder.

In the event of an acceleration of amounts due under our Loan Agreement as a result of an event of default, including upon the occurrence of an event or circumstance that could be expected to have a “material adverse effect” on our business, operations, properties, assets or financial condition or a failure to pay any principal or interest due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness. Even if we are able to repay such accelerated debt amount under the Loan Agreement, the repayment of these sums may reduce our working capital and impair our ability to operate as planned. As such, any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Further, if we are liquidated, the Lenders’ rights to repayment under the Loan Agreement would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.

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

We are in the clinical stages of development for certain product candidates currently in our pipeline. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs, product candidates, and ABC technology platform, and provide general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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
•
our competitors may develop and commercialize therapeutics that achieve greater market acceptance than our product candidates, including therapeutics that affect the same biological targets or pathways as our product candidates;
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

We have never completed a clinical development program. Our product candidate latozinemab is in a Phase 3 clinical trial and our product candidate AL101 is in a Phase 2 clinical trial. We cannot be certain that any of our product candidates will be successful in these or any other future clinical trials. For example, our current or future clinical trials of our product candidates may not demonstrate their safety or efficacy, either in the indications currently being tested or in any other indications, or either as single agent therapies or in combination with other therapeutics, such as anti-amyloid beta antibodies or other therapies that may be available for indications relevant to our development programs. For any product candidates that have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion. For example, in November 2024, we announced that we decided to stop the long term extension study of our product candidate AL002 after results from the INVOKE-2 Phase 2 clinical trial showed that AL002 failed to meet the primary endpoint.

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

For example, we are developing our proprietary BBB technology platform (Alector Brain Carrier, or ABC) to support selected next-generation product candidates. The goal of our technology is to deliver therapeutic candidates at a lower dose and provide deeper blood-brain barrier penetration while optimizing efficacy, safety and cost. If we are unable to successfully develop and apply our ABC technology as intended, our future pipeline opportunities may be reduced.

We also seek to develop product candidates against targets in our preclinical and research pipeline, with certain candidates incorporating our ABC technology, for a range of neurodegenerative diseases. If we are unable to advance such preclinical and research candidates, our future pipeline opportunities may be reduced.

We may not be successful in our efforts to obtain approval for additional or expanded indications for any product candidates that receive approval for a given indication.

Our drug development strategy includes clinically testing and seeking regulatory approval for our product candidates in indications in which we believe we can quickly generate proof-of-concept data. For certain product candidates, we may choose to expand clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the initial indication. Conducting clinical trials for additional indications for our product candidates requires substantial technical, financial, and human capital resources and is prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be successful in our effort to obtain regulatory approval for our product candidates for additional indications even if we obtain approval for an initial indication.

We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on innovative approaches and technologies to address the complex mechanisms underlying neurodegeneration, which makes it difficult to predict the time and cost of product candidate development and to subsequently obtain regulatory approval.

We are focusing our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are currently limited approved therapeutic options available for patients with FTD, Alzheimer’s disease, Parkinson’s disease, and other neurodegenerative diseases. Recently approved therapies for the treatment of Alzheimer’s disease target a specific pathology (amyloid plaques). Our future success is highly dependent on the successful development of our product candidates for treating neurodegenerative diseases. Developing product candidates and, if approved, commercializing our products for treatment of neurodegenerative diseases subject us to a number of challenges, including obtaining disease modifying activity and efficacious dose in target tissue and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

Our approach to developing treatments for neurodegenerative diseases is based on understanding the complex mechanisms underlying neurodegeneration, including the roles of misfolded proteins, deficient proteins, and lysosomal, immune system, and neuronal dysfunction. Our approach further leverages our understanding of the genetic associations with disease. Through this approach, our product candidates seek to remove toxic proteins, replace critical deficient proteins, and restore immune and nerve cells to normal function. One aspect of this approach is to identify and select targets enriched in microglia and other myeloid immune cells which are genetically associated with neurodegenerative diseases. We identify and develop product candidates, including candidates that utilize our ABC technology, that are designed to cross the blood-brain barrier in sufficient quantity and potency to enable efficacious delivery to the brain and engage the intended target. We seek to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, demonstrate target and pathway engagement, and measure the impact on disease progression of our product candidates. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

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

•
imposition of delays to clinical trials, including as a result of temporary or permanent clinical hold by regulatory agencies for any number of reasons (see for example our discussions of ARIA in other risks described in this “Risk Factors” section), including:
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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do or sooner than anticipated, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL002 with AbbVie to treat patients with early Alzheimer’s disease (AD). In November 2024, we announced that AL002 failed to meet the primary endpoint in the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed, which resulted in termination of the AbbVie Agreement. Previously, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program under which AL003 was being developed. GSK, or any other collaboration partner may, in the future decide to terminate collaboration programs based on, among other things, our clinical trial data.

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

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. For example, in November 2024, we decided to stop the long term extension study of our product candidate AL002 after results from the INVOKE-2 Phase 2 clinical trial showed that AL002 failed to meet the primary endpoint.

Moreover, in our INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, treatment-emergent MRI findings resembling ARIA were observed. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. To mitigate the associated risks, we stopped enrolling patients that were most at risk and implemented additional monitoring procedures, and the trial continued to completion. However, if those measures are not successful in managing ARIA like events, if any arise in our future clinical trials, then the FDA, EMA or other regulatory authority may suspend such trials, delay or deny approval, or require a more restrictive label or box warning on an approved product.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson's disease. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in July 2024, the FDA approved donanemab, which was developed by Eli Lilly and Company, for the treatment of Alzheimer’s disease. Donanemab targets amyloid plaques by binding to insoluble N-truncated pyroglutamate amyloid beta. In January 2023, the FDA granted accelerated approval, and in July 2023, the FDA granted full approval to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Lecanemab has been approved as a treatment for slowing progression of mild cognitive impairment and mild dementia due to Alzheimer’s disease in Japan, and in November 2024, a committee of the EMA recommended approval of lecanemab in Europe. Eisai also initiated submission for a Biologics License Application for a subcutaneous formulation of lecanemab in May 2024. In addition, companies such as Prevail Therapeutics, Inc. and Passage Bio, Inc. are developing gene therapy based products (PR006 and PBFT02, respectively) for the treatment of FTD-GRN. Vigil Therapeutics is developing small molecule (VG-3927) and antibody (iluzanebart) candidates targeting TREM2. There are also pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc., F. Hoffman La Roche Ltd., and Aliada Therapeutics, Inc. (acquired by AbbVie), that are developing technologies for the transport of products, including anti-A-beta and other antibodies and product candidates, across the blood-brain barrier. Those and other competitors are pursuing product candidates that act on some of the same targets or through comparable mechanisms of action.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and other foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and other foreign regulatory authority requirements, including complying with cGMPs on an ongoing basis. Further, the manufacturers that we or our collaboration partners work with will be subject to any future legislation by Congress that may curtail the ability of foreign CDMOs to provide services to U.S. biotechnology companies. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

The commercial success of any of our products will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidate we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biologic products and we intend to seek approval for these product candidates pursuant to the BLA pathway. BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

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

Additionally, changes in the leadership at the FDA under the new presidential administration may lead to further changes in FDA’s policies and regulations. To the extent the transition to the new administration leads to disruptions in FDA’s operations, such as a result of executive orders that impose a freeze on hiring, federal funding, and external communications, and return-to-office policy, or changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be delayed.

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

Treatment-emergent MRI findings resembling ARIA were observed in our INVOKE-2 Phase 2 clinical trial. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. In INVOKE-2, most cases resembling ARIA were asymptomatic and non-serious. However, a small number of ARIA-related serious adverse events occurred early in the trial in patients with the APOE e4/e4 genotype. To mitigate risks associated with ARIA, at that time we voluntarily discontinued dosing and enrollment of APOE e4/e4 participants in our INVOKE-2 Phase 2 clinical trial. Following these changes, a small number of ARIA-related serious adverse events occurred in patients who are non-homozygous for the APOE e4 allele. We continued to implement earlier MRI monitoring, followed recently published guidelines for ARIA monitoring and management, and conducted this study under the guidance of an IDMC.

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
•
we may be required to create a Risk Evaluation and Mitigation Strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, pre-prescription screening or ongoing monitoring for adverse events (such as ARIA-like events), and/or other elements, such as boxed warning on the packaging (for example, as required for lecanemab), to assure safe use;
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

We and our collaboration partner, GSK, currently are conducting and may continue in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe, Latin America, Asia, or Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, as regulatory authorities in different jurisdictions may impose different requirements for approval, including requirements with respect to trial design or trial diversity. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could likewise require generation of data that would be acceptable to FDA, EMA, or any applicable foreign regulatory authority.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as if the same drug or biologic shows clinical superiority to the product with orphan exclusivity, if the FDA revokes the orphan drug designation, or if the FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even though the FDA has approved orphan drug status for latozinemab for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period.

In litigation in 2021, an appellate court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire designated disease or condition. This court decision created uncertainty in the application of orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the applicable court ruling, the FDA intends to continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that has not yet been approved. It is unclear how future litigation, such as a result of executive orders that impose a freeze on hiring, federal funding, and external communications, and return-to-office policy, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.

We have obtained Fast Track designation and Breakthrough Therapy designation from the FDA for latozinemab for the treatment of patients with FTD carrying specific genetic mutations in the granulin gene, but we may be unable to obtain or maintain the benefits associated with those designations.

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

In particular, in 2010, the Patient Protection and ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by administrative or legislative action will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, CMS published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. In August 2024, CMS released the first set of negotiated prices for ten drugs under the Medicare Drug Price Negotiation Program for 2026. Various industry stakeholders, including pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. With the Supreme Court’s recent decision that overturned the Chevron doctrine, the Inflation Reduction Act as well as other administration decisions of HHS, including those of CMS, may be subject to increased litigation and judicial scrutiny. The impact of these judicial challenges as well as future legislative, executive, and administrative actions under the new presidential administration, including changes in leadership at HHS, CMS, and FDA, and new agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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
•
comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or
•
report financial information or data accurately or disclose unauthorized activities to us.

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

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the data obtained in our clinical trials. These laws and regulations include the General Data Protection Regulation (GDPR) in the European Union and similar requirements in other jurisdictions, as well as privacy laws within the United States. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are continually working to comply with these laws, and we have devoted, and anticipate needing to continue to devote, significant additional resources to our compliance efforts. It is possible that new legislation or regulations may impose new obligations and requirements on similarly situated companies, and these laws or regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction, that can result in new or modified compliance obligations or that may be inconsistent with our policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy, and data protection, to protect our systems, personal data, and other data we process or maintain, or to obtain appropriate consent with respect to our use, processing, disclosure or transfer of personal data, including data obtained in our clinical trials, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, and could impact our ability to use, process, disclose, or transfer data obtained in our clinical trials, any of which could materially affect our business, financial condition, results of operations, and prospects.

Inadequate funding for the FDA and other government agencies, or changes or reductions in such agencies’ management and personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes in the leadership at federal agencies under the new presidential administration, as well as executive orders and actions, such as a freeze on hiring, regulatory freeze pending review by the new administration, and a freeze on external communications and federal funding, may also impact our clinical development and business operations and that of our partners or collaborators. In the past, the U.S. government has experienced budgetary shutdowns and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We currently use and expect to continue to use third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop, including our arrangements with GSK, Adimab, and previously, AbbVie. As discussed previously, GSK can terminate the GSK Agreement with us, subject to certain notice provisions, in its entirety and for convenience at any time. Adimab can terminate its agreement with us in the event of our uncured materials breaches, and subject to certain notice requirements. In January 2025, AbbVie decided to terminate the AbbVie Agreement after the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD failed to meet the primary endpoint. In the event that another of our current third-party collaborators discontinues its collaboration with us, we may not be able to find a suitable alternative collaboration partner or partners, or we may need to obtain and expend additional and unanticipated capital to maintain our current development programs.

Our likely collaborators for any other collaboration arrangements include large and mid-sized pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. Such arrangements with any third parties generally provide us with shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our current collaborations or any collaboration that we may enter into.

Collaborations involving our research programs, or any product candidates we may develop, pose risks to us, including the following:

•
collaborators generally have significant discretion in determining the efforts and resources that they will apply to collaborations;
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

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. AbbVie later decided to terminate the TREM2 collaboration program, under which AL002 was being developed, resulting in termination of the AbbVie Agreement. Additionally, GSK is conducting the PROGRESS-AD Phase 2 trial with AL101/GSK4527226, and Alector is responsible for up to $140.5 million of the costs of such study. As such, the timing at which such costs are incurred, and the day-to-day operations of conducting such study are not within Alector’s control.

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

We may not realize the benefit of collaborations if we or our collaborator elects not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. For example, in January 2025, AbbVie decided to terminate the TREM2 collaboration program, which resulted in termination of the AbbVie Agreement, after the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD failed to meet the primary endpoint. Therefore, we will not receive a $250.0 million milestone payment for AbbVie’s opting into the AL002 program or any future payments, and all rights to the TREM2 program have reverted back to us. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors”

section also apply to the activities of our collaborators and any negative impact on our collaborators may adversely affect us.

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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies, clinical trials, and for commercialization of any product candidates that we may develop. Additionally, GSK, and other potential partners, currently have or may in the future have certain product manufacturing rights under their respective agreements. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs for the manufacture of each of our product candidates, and GSK will be assuming responsibility for manufacturing latozinemab and AL101. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

We and the CDMO partners on which we rely depend on third-party suppliers for the supply of the raw materials required for the production of our product candidates, and we expect to continue to depend on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. Their dependence on these third-party suppliers and the challenges faced in obtaining adequate supplies of raw materials involve several risks, including supply chain issues caused by the effects of worldwide economic conditions, including pandemics and other public health outbreaks, national security concerns, export or import restrictions, trade tariffs, or other geopolitical events, limited control over pricing, the availability of such materials, the quality of such materials, and delivery schedules. To the extent our business relies on customers, vendors, or suppliers in countries where the U.S. government has imposed any of these or other trade restrictions, our business may experience a material adverse effect. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required drug product on a development manufacturing services agreement or purchase order basis. We cannot be certain that suppliers will continue to provide the quantities of these raw materials that are required or satisfy the anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including those caused by the effects of worldwide economic conditions including pandemics and other public health outbreaks, geopolitical events, export or import restrictions, or trade tariffs, could materially harm our ability to manufacture our product candidates until a new source of supply, if any, can be identified and qualified. In such an event, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of the suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

We rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates, and development and commercialization of our product candidates are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement. Under that Agreement, we are developing antibodies discovered by Adimab, which are our latozinemab and AL101 product candidates. In August 2019, we entered into a new collaboration agreement with Adimab for development of antibodies for use in future programs. We did not develop any antibodies under that agreement, which has expired. In 2021, we entered into another collaboration agreement with Adimab, which granted us an exclusive option to obtain a specified number of engineered sequences discovered or optimized by Adimab and directed against targets that we select. We did not option any engineered sequences under that agreement, which has expired. Additionally, in October 2017, we entered into an agreement with AbbVie to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. That agreement has been terminated, and rights to the programs under that agreement, SIGLEC 3 and TREM2, have reverted back to us. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of the progranulin-elevating monoclonal antibodies, latozinemab and AL101.

Our agreements with Adimab, GSK, and other agreements we enter into in the future may not provide exclusive rights to use certain intellectual property and technology retained by the collaborator in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that utilize technology retained by such collaborators to the extent such products are not also covered by our intellectual property.

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

Moreover, the government may implement new policies and guidelines that impose certain risks on our intellectual property. On July 28, 2023, President Biden issued an Executive Order that emphasized a preference for domestic manufacturing for subject inventions under the Bayh Dole Act (Bayh Dole). On December 7, 2023, the National Institutes of Science and Technology (NIST) published a draft framework for expanding the use of the government’s march-in rights under Bayh Dole. To date, the government has not exercised its march-in rights against any federal funding recipient (assignee or exclusive licensee). However, the framework proposes using the price of pharmaceuticals as a factor in determining whether a federally funded drug is sufficiently accessible to the public and as a basis for the exercise of the government’s march-in rights. If the final framework applies to certain inventions developed with government funding and no waivers or exceptions apply, the U.S. government could exercise its march-in rights for these subject inventions under the new framework, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide restricted stock units, stock option grants, and/or other equity awards that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

We will need to effectively manage the size and capabilities of our organization.

As of December 31, 2024, we had 238 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

•
identifying, recruiting, integrating, retaining, and motivating employees;
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

Our near-term financial performance and development plans also require that we manage our personnel, and in each of 2023 and 2024 we committed to a plan to reduce our workforce to better align our resources with our strategic priorities. We initiated a reduction in force impacting approximately 41 employees across the organization effective November 2024. One-time restructuring charges associated with the reduction in force are expected to be approximately $3.9 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Cash payments related to these expenses will be paid out and the reduction in force is expected to be completed during the first half of 2025. We also initiated a reduction in force impacting approximately 30 employees across the organization effective March 2023. One-time restructuring charges associated with the reduction in force were approximately $1.7 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2023. Any future reductions in or restructurings of our workforce, whether due to market downturns, uncertainty in capital markets, other macroeconomic changes or any other reason, may generate severance and other costs that may cause our business and operating results to suffer.

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

We have engaged in strategic collaborations and may in the future engage in acquisitions, collaborations, or strategic partnerships, which may increase our capital requirements, dilute our stockholders, cause us to incur additional debt or assume contingent liabilities, and subject us to other risks.

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

We have experienced cyberattacks in the past, and our internal computer systems, and those used by third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs or other vendors, contractors or consultants, may fail or suffer other breakdowns, outages, cyberattacks, information security breaches or releases or loss of sensitive data that could compromise the confidentiality, integrity, and availability of such systems and data, result in material disruptions of our research or development programs and business operations, risk disclosure of confidential, financial, or proprietary information, and affect our reputation.

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

Business disruptions, including as a result of geopolitical events, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, software outages or other system failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, pandemics, regional health issues, political unrest, including the ongoing conflicts between Russia and Ukraine and in the Middle East, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, geopolitical events, global pandemics, or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Moreover, if there is a significant pandemic or public health outbreak that poses a threat to our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences.

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

As of December 31, 2024, we had federal and state net operating loss (NOL) carryforwards of approximately $109.2 million and $223.5 million, respectively. Federal NOL carryforwards have an indefinite life but cannot offset more than 80% of taxable income. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of our public offerings in February 2019, January 2020 and January 2024, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. Additionally, California has recently enacted a temporary suspension on the use of state NOL carryforwards in the taxable years beginning in 2024, 2025, and 2026, which would adversely affect our company if we earn taxable income in the impacted taxable years. Our NOL carryforwards may also be subject to other state tax limitations.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years for domestic costs and 15 years for foreign costs. As a result, the Company may recognize taxable income earlier than anticipated. Also, the United States recently enacted the Inflation Reduction Act of 2022 (IRA), which introduced a 15% minimum tax on book income and a 1% excise tax on certain stock buybacks. Changes in tax laws (including provisions of the IRA), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively or materially affect our financial position, cash flows and results of operations.

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

Additionally, on November 14, 2024, we entered into the Loan Agreement with Lenders and Hercules pursuant to which we may access up to two tranches of term loans in an aggregate principal amount of up to $50,000,000. The initial tranche of Term Loans provides for an aggregate principal amount of up to $25,000,000 through June 30, 2026, subject to the satisfaction of certain conditions. The second tranche of Term Loans provides for up to $25,000,000 and is available at the sole discretion of the Lenders. We borrowed $10,000,000 principal amount of the initial tranche of Term Loans on the closing date of the Loan Agreement.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 48.8 percent of our outstanding common stock as of February 21, 2025. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Our operations are subject to the effects of inflation.

The United States recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 2.9% for the 12 months ended December 31, 2024. If the inflation rate increases in the future, it will affect our expenses, such as employee compensation and research and development charges. Even if the rate of inflation does not increase, past inflation may still affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, may impact wages and the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Investors should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. We are also prohibited from declaring or paying any cash dividends under our Loan Agreement. As a result, investors seeking cash dividends should not purchase our common stock.

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

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease approximately 105,000 square feet of office and laboratory space. The term of the lease agreement expires in May 2029, with an option to extend the term of the lease for an additional 10 years. The lease agreement also provides us a right of first offer to expand into available office space in the building. We subleased approximately 7,100 square feet of our corporate headquarters in November 2021 with a lease term that expired in December 2022. Additionally, we subleased approximately 13,150 square feet of our corporate headquarters in May 2022 with a lease term that expired in November 2023. We also subleased approximately 13,250 square feet of the Headquarters in November 2023 with a lease term that expired in November 2024. We also subleased approximately 9,300 square feet of our corporate headquarters in February 2023 with a lease term that will expire in July 2025. We lease approximately 18,700 square feet of additional office and laboratory space in Newark, California. In August 2024, we approved a plan to transition operations from our laboratory and office space in Newark, California to our South San Francisco headquarters. Our intention is to sublease the Newark facility. We believe that our South San Francisco facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of February 21, 2025, there were approximately 5 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant. We are also prohibited from declaring or paying any cash dividends under our Loan Agreement.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 7, 2019 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2024. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Overview

We are a late-stage clinical biotechnology company with a mission to make degenerative brain disorders history. Our robust portfolio of therapies is focused on counteracting the devastating progression of neurodegenerative diseases, particularly in areas of high unmet need where therapeutic options are limited. We are at the forefront of a scientific and clinical revolution, committed to understanding the complex mechanisms that drive neurodegenerative diseases, including the roles of toxic misfolded proteins, deficient proteins, and lysosomal, immune system, and neuronal dysfunction.

We aim to develop product candidates that remove toxic proteins, replace critical deficient proteins, and restore immune and nerve cells to normal function. To pursue this aim, we are advancing a portfolio of programs that address genetically validated targets. These programs leverage our deep understanding of the genetic underpinnings of these diseases, combined with our expertise in drug development, proprietary protein engineering, antibody discovery, and our innovative Alector Brain Carrier (ABC) technology for blood-brain barrier transport. We are advancing ABC, our proprietary, versatile blood-brain barrier (BBB) technology platform and selectively applying it within our portfolio. ABC aims to enhance the delivery of therapeutics, achieve deeper brain penetration and efficacy at lower doses, and ultimately improve patient outcomes while reducing costs.

With a singular focus on transforming brain health, our research and drug discovery engine enables us to identify targets and develop a broad portfolio of product candidates validated by human genetics. These candidates, including those utilizing ABC technology, are designed to cross the BBB in sufficient quantity and potency to enable efficacious delivery to the brain and engage the intended targets. We seek to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, demonstrate target and pathway engagement, and measure the impact on disease progression of our product candidates. We believe this may improve the probability of technical success over shorter development timelines.

Our clinical development portfolio includes latozinemab (AL001) and AL101/GSK4527226, while our preclinical and research pipeline features several candidates, including ADP037-ABC, ADP050-ABC, ADP056, and ADP063-ABC/ADP064-ABC.

Our operations have been financed primarily through our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO) and follow-on equity and debt financings.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $119.0 million, $130.4 million, and $133.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $829.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On November 25, 2024, we committed to a plan to reduce our workforce by approximately 17% to better align our resources with our strategic priorities. We initiated such reduction in force impacting approximately 41 employees across the organization. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $413.4 million, which we anticipate provides runway through 2026.

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

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we will be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments for latozinemab and AL101. Alector and GSK are jointly developing latozinemab and AL101. In May 2023, we and GSK amended the GSK Agreement. Under the terms of the GSK Amendment, we are responsible for funding GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 clinical trial of AL101 in AD.

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

Under the terms of the AbbVie Agreement, we received upfront payments. Under the terms of the AbbVie Amendment signed in February 2023, the Company received a $17.8 million milestone payment in March 2023 for the dosing of the first patient in the LTE trial and $12.5 million payment in the second half of 2023 for the enrollment of additional patients. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, which resulted in termination of the AbbVie Agreement.

We expect that our revenue for the next several years will be derived primarily from the GSK Agreement. The balance of deferred revenue was $195.8 million as of December 31, 2024, related to the GSK Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial, INFRONT-3; and AL101, which is being studied in a PROGRESS-AD Phase 2 clinical trial. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year. These historical operating results may not be indicative of the results for any future period. A discussion of our results of operations for the comparison of the years ended December 31, 2023 and 2022 can be found on page 103 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024.

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Dollar
	2024	2023	Change
	(In thousands)
Collaboration revenue	$100,558	$97,062	$3,496
Operating expenses:
Research and development	185,940	192,115	(6,175)
General and administrative	59,615	56,687	2,928
Total operating expenses	245,555	248,802	(3,247)
Loss from operations	(144,997)	(151,740)	6,743
Other income, net	26,076	26,561	(485)
Loss before income taxes	(118,921)	(125,179)	6,258
Income tax expense	128	5,212	(5,084)
Net loss	$(119,049)	$(130,391)	$11,342

Revenue

Collaboration revenue was $100.6 million for the year ended December 31, 2024, compared to $97.1 million for the year ended December 31, 2023. The increase of $3.5 million was mainly due to a $15.9 million increase in revenue recognized for the AL002 program and a $9.8 million increase in revenue recognized for the latozinemab programs, offset by a $22.2 million decrease in revenue recognized for the AL101 programs. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $185.9 million for the year ended December 31, 2024, compared to $192.1 million for the year ended December 31, 2023. The decrease of $6.2 million was mainly due to the Company’s strategy to prioritize selected programs.

	Year Ended December 31,		Dollar
	2024	2023	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$13,909	$14,511	$(602)
AL101	4,656	4,403	253
AL002	50,222	51,490	(1,268)
Other programs	16,908	21,096	(4,188)
Indirect research and development expenses
Personnel related (including stock-based compensation)	75,909	76,956	(1,047)
Facilities and other unallocated research and development expenses	24,336	23,659	677
Total research and development expenses	$185,940	$192,115	$(6,175)

General and Administrative Expenses

General and administrative expenses were $59.6 million for the year ended December 31, 2024, compared to $56.7 million for the year ended December 31, 2023. The increase of $2.9 million was mainly due to the impairment of the right-of-use asset and the leasehold improvements as we approved a plan to transition operations from our laboratory and office space in Newark, California to our South San Francisco headquarters.

Other Income, Net

Other income, net was $26.1 million for the year ended December 31, 2024, compared to $26.6 million for the year ended December 31, 2023. The decrease of $0.5 million was due to lower interest income from a reduction in marketable securities used to fund our operations.

Income Tax Expense

Income tax expense was $0.1 million for the year ended December 31, 2024, compared to $5.2 million for the year ended December 31, 2023. The decrease was due to the full recognition of GSK revenue for tax purposes in 2023.

Liquidity and Capital Resources

Since our inception through December 31, 2024, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on equity and debt financings.

As of December 31, 2024, we had $413.4 million of cash, cash equivalents, and marketable securities. As of December 31, 2024, we had an accumulated deficit of $829.1 million.

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

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $413.4 million, which we anticipate provides runway through 2026. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. On November 7, 2023, we entered into an at-the-market sales agreement with TD Cowen pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen. On January 17, 2024, we entered into an underwriting agreement with Cantor, pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, on November 14, 2024, we entered into the Loan Agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which we may access up to two tranches of Term Loans in an aggregate principal amount of up to $50,000,000. The initial tranche of Term Loans provides for an aggregate principal amount of up to $25,000,000 through June 30, 2026, subject to the satisfaction of certain conditions. The second tranche of Term Loans provides for up to $25,000,000 and is available at the sole discretion of the Lenders. We borrowed $10,000,000 principal amount of the initial tranche of Term Loans on the closing date of the Loan Agreement.

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

Our future capital requirements will depend on many factors, including:

•
the timing and progress of preclinical and clinical development activities; including, without limitation, our collaboration efforts with GSK;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash used in operating activities	$(229,905)	$(184,162)	$(20,329)
Cash provided by (used in) investing activities	107,131	101,918	(159,014)
Cash provided by financing activities	81,540	2,550	4,514

Operating Activities

For the year ended December 31, 2024, cash used in operating activities was $230.0 million. This was mainly due to the net loss of $119.0 million. We also had a decrease in deferred revenue of $100.6 million and a decrease in refund liability of $46.0 million. This was offset by a non-cash charge of $39.5 million for stock-based compensation.

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

Investing Activities

For the year ended December 31, 2024, cash provided by investing activities of $107.1 million was primarily related to the maturities of marketable securities of $573.6 million offset by purchases of marketable securities of $467.7 million.

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

Financing Activities

For the year ended December 31, 2024, cash provided by financing activities of $81.5 million was primarily from the issuance of common stock of $71.1 million upon a public offering and the debt issuance of $9.4 million.

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2024, we recorded an increase to collaboration revenue under the AbbVie Agreement due to changes in estimated costs to satisfy the performance obligations resulting from the termination of the AL002 program.

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

Expected Volatility—We have limited information on the volatility of our stock as shares of our common stock were not actively traded on any public markets prior to February 7, 2019. The expected volatility was derived from the historical stock volatilities of comparable peer public companies within our industry. Those companies were considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards. In 2020, we began giving weight to our own historical volatility in the determination of expected volatility.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term.

Expected Dividend—The expected dividend rate is zero because we have not historically paid and do not expect for the foreseeable future to pay a dividend on our common stock.

Stock-based compensation associated with restricted stock units (RSUs) that vest based only on a service condition is based on the fair value of our common stock on the grant date, which equals the closing price of our common stock on the grant date. We recognize expense over the vesting period of the awards. Expense for options and RSUs that vest based only on a service condition is recognized on a straight-line basis.

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

We had cash, cash equivalents, and marketable securities of $413.4 million as of December 31, 2024, which consisted primarily of bank deposits, money market funds, and government marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $1.8 million as of December 31, 2024.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of December 31, 2024, approximately $1.1 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 8. Financial Statements and Supplementary Data.

ALECTOR, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alector, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter

The Company recorded collaboration revenue of $100.6 million for the year ended December 31, 2024. As described in Note 2, collaboration revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. In order to recognize collaboration revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations. Revenues are recognized as the program costs are incurred.

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

San Mateo, California

February 26, 2025

ALECTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$33,021	$74,555
Marketable securities	380,376	474,306
Prepaid expenses and other current assets	11,420	16,946
Total current assets	424,817	565,807
Property and equipment, net	17,145	21,861
Operating lease right-of-use assets	19,951	25,195
Restricted cash	1,846	1,546
Other assets	4,544	7,418
Total assets	$468,303	$621,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,215	$3,775
Accrued clinical supply costs	6,989	5,215
Accrued liabilities	28,890	30,378
Deferred revenue, current portion	23,663	82,975
Payable to collaboration partner	5,914	7,703
Refund liability to collaboration partner, current portion	48,634	39,440
Operating lease liabilities, current portion	8,754	8,462
Total current liabilities	125,059	177,948
Deferred revenue, long-term portion	172,169	210,845
Long-term debt	9,389	—
Refund liability to collaboration partner, long-term portion	9,276	67,047
Operating lease liabilities, long-term portion	24,376	30,456
Other long-term liabilities	1,234	1,373
Total liabilities	341,503	487,669
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 99,085,888 and 84,879,693 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	955,657	844,044
Accumulated other comprehensive income	261	184
Accumulated deficit	(829,127)	(710,078)
Total stockholders’ equity	126,800	134,158
Total liabilities and stockholders’ equity	$468,303	$621,827

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$100,558	$97,062	$133,617
Operating expenses:
Research and development	185,940	192,115	210,418
General and administrative	59,615	56,687	61,033
Total operating expenses	245,555	248,802	271,451
Loss from operations	(144,997)	(151,740)	(137,834)
Other income, net	26,076	26,561	7,778
Loss before income taxes	(118,921)	(125,179)	(130,056)
Income tax expense	128	5,212	3,254
Net loss	(119,049)	(130,391)	(133,310)
Unrealized gain (loss) on marketable securities	77	4,759	(3,632)
Comprehensive loss	$(118,972)	$(125,632)	$(136,942)
Net loss per share, basic and diluted	$(1.23)	$(1.56)	$(1.62)
Shares used in computing net loss per share, basic and diluted	96,588,177	83,733,730	82,467,587

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2021	81,986,192	$8	$748,036	$(943)	$(446,377)	$300,724
Exercise of stock options	298,238	—	3,059	—	—	3,059
Vesting of restricted stock units	414,578	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	196,710	—	1,455	—	—	1,455
Stock-based compensation	—	—	46,146	—	—	46,146
Unrealized loss on marketable securities	—	—	—	(3,632)	—	(3,632)
Net loss	—	—	—	—	(133,310)	(133,310)
Balance — December 31, 2022	82,895,718	8	798,696	(4,575)	(579,687)	214,442
Exercise of stock options	132,191	—	1,079	—	—	1,079
Vesting of restricted stock units	1,584,449	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	267,335	—	1,471	—	—	1,471
Stock-based compensation	—	—	42,798	—	—	42,798
Unrealized gain on marketable securities	—	—	—	4,759	—	4,759
Net loss	—	—	—	—	(130,391)	(130,391)
Balance — December 31, 2023	84,879,693	$8	$844,044	$184	$(710,078)	$134,158
Vesting of restricted stock units	3,001,132	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $3,892	10,869,566	1	71,107			71,108
Purchase of common stock under employee stock purchase plan	335,497	—	1,043	—	—	1,043
Stock-based compensation	—	—	39,463	—	—	39,463
Unrealized gain on marketable securities	—	—	—	77	—	77
Net loss	—	—	—	—	(119,049)	(119,049)
Balance — December 31, 2024	99,085,888	$9	$955,657	$261	$(829,127)	$126,800

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(119,049)	$(130,391)	$(133,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,407	5,725	5,714
Stock-based compensation	39,463	42,798	46,146
Amortization of premiums and accretion of discounts on marketable securities	(14,379)	(15,318)	(1,163)
Amortization of right-of-use assets	3,434	3,123	2,758
Impairment loss of right-of-use assets and leasehold improvements	2,205	—	—
Loss from disposal of fixed assets	—	48	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	—	2,587	4,804
Prepaid expenses and other current assets	5,526	(5,949)	(3,926)
Other assets	2,874	(1,009)	(835)
Accounts payable	(1,441)	(377)	(572)
Accrued liabilities and accrued clinical supply costs	340	2,546	(2,655)
Payable to collaboration partner	(1,789)	7,703	—
Deferred revenue	(100,558)	(66,782)	66,383
Refund liability to collaboration partner	(46,007)	(24,512)	—
Lease liabilities	(5,792)	(4,968)	(4,274)
Other long-term liabilities	(139)	614	601
Net cash used in operating activities	(229,905)	(184,162)	(20,329)
Cash flows from investing activities:
Purchase of property and equipment	(1,255)	(2,381)	(4,117)
Purchase of marketable securities	(467,741)	(551,729)	(556,898)
Maturities of marketable securities	573,559	652,523	402,001
Sale of marketable securities	2,568	3,505	—
Net cash provided by (used in) investing activities	107,131	101,918	(159,014)
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	—	1,079	3,059
Proceeds from issuance of stock from employee stock purchase plan	1,043	1,471	1,455
Proceeds from issuance of common stock upon public offering, net of issuance costs	71,108	—	—
Proceeds from debt financing, net of discount and issuance costs	9,389	—	—
Net cash provided by financing activities	81,540	2,550	4,514
Net decrease in cash, cash equivalents, and restricted cash	(41,234)	(79,694)	(174,829)
Cash, cash equivalents, and restricted cash at beginning of period	76,101	155,795	330,624
Cash, cash equivalents, and restricted cash at end of period	34,867	$76,101	$155,795
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$—	$172	$493

The accompanying notes are an integral part of these consolidated financial statements.

1.
The Company and Liquidity

Alector, Inc. (Alector or the Company) is a Delaware corporation headquartered in South San Francisco, California. Alector is a late-stage clinical biotechnology company focused on developing therapies to counteract the devastating progression of neurodegeneration.

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

Restricted cash of $1.5 million relates to a letter of credit established for a lease entered into in June 2018. Restricted cash of $0.3 million was held as collateral to secure the use of corporate cards under a cash pledge agreement entered into in December 2024.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$33,021	$74,555
Restricted cash	1,846	1,546
Total cash, cash equivalents, and restricted cash	$34,867	$76,101

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. For available-for-sale debt securities, unrealized gains or losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity until realized. The Company assesses available-for-sale debt securities on a quarterly basis to see if any unrealized loss is due to credit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, changes in interest rates, and any other adverse factors related to the security. If it is determined that a credit-related impairment exists, the Company will measure the credit loss based on a discounted cash flows model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the Company’s consolidated statement of operations. The unrealized loss position that is not credit-related is recorded, net of any related tax effects, in other comprehensive income until realized. There were no credit-related losses recognized for the periods presented.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, restricted cash, receivable from collaboration partner, current and noncurrent prepaid expenses, accounts payable, and accrued liabilities. The Company’s financial instruments approximate fair value due to their relatively short maturities.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value. For the year ended December 31, 2024 the Company recognized an impairment loss of $2.2 million on the right-of-use asset and the leasehold improvements. The Company did not recognize an impairment loss on its long-lived assets for the years ended December 31, 2023 and 2022.

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

Stock-based Compensation

Stock-based compensation is measured on the grant date based on the fair value of the awards. The fair value of options to purchase common stock is measured using the Black-Scholes option-pricing model. Stock-based compensation associated with restricted stock units (RSUs) that vest based only on a service condition is based on the fair value of the Company’s common stock on the grant date, which equals the closing price of the Company’s common stock on the grant date. The Company recognizes expense over the vesting period of the awards. Expense for options and RSUs that vest based only on a service condition is recognized on a straight-line basis.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of operations. The Company accrued $0.2 million interest and penalties for the year ended December 31, 2024.

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the Code) covering substantially all U.S. employees of Alector. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2024, 2023, and 2022, the Company made matching contributions of $1.1 million, $1.1 million, and $1.2 million, respectively.

Long-term debt

Long-term debt is initially recognized at cost and presented net of original issue discount and debt issuance costs on the consolidated balance sheets. Amortization of debt discount and debt issuance costs is recognized as interest expense over the period of the debt, using the effective interest rate method.

Segments

The Company operates in one segment. The Company’s chief operating decision maker (CODM), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses and expenses by function.

The table below is a summary of the segment profit or loss, including significant segment expenses (in millions):

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$100.6	$97.1	$133.6
Less:
Compensation and benefits	73.2	72.8	69.1
Lab expenses and outside research services	14.8	11.6	19.8
Clinical supply costs	22.5	26.4	29.4
Clinical trials	58.6	62.3	59.2
Support functions	32.2	31.2	36.6
Other segment expenses(a)	44.3	44.5	57.4
Total operating expenses	245.6	248.8	271.5
Loss from operations	(145.0)	(151.7)	(137.9)
Other income, net	26.1	26.6	7.8
Segment and consolidated loss before income taxes	$(118.9)	$(125.1)	$(130.1)

(a) Other segment expenses include consultants & contractor expense, contra-R&D expense for GSK collaboration, depreciation expense, impairment loss, restructuring expense, and stock-based compensation expense.

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

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$31,310	$—	$—	$31,310
U.S. government treasury securities	Level 1	72,360	38	(38)	72,360
Certificates of deposit	Level 2	15,955	4	(1)	15,958
Commercial paper	Level 2	81,744	51	(15)	81,780
Corporate bonds	Level 2	210,056	301	(79)	210,278
Total cash equivalents and marketable securities		$411,425	$394	$(133)	$411,686

	December 31, 2023
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$67,101	$—	$—	$67,101
U.S. government treasury securities	Level 1	178,232	86	(112)	$178,206
Certificates of deposit	Level 2	29,086	63	—	$29,149
Commercial paper	Level 2	140,082	85	(34)	140,133
Corporate bonds	Level 2	129,474	173	(78)	129,569
Total cash equivalents and marketable securities		$543,975	$407	$(224)	$544,158

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of December 31, 2024, the remaining contractual maturities of $364.8 million of investments were less than one year and $46.9 million of investment were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. For the years ended December 31, 2024 and 2023, the Company sold marketable securities for the total proceeds of $2.6 million and $3.5 million for immaterial realized losses or gains based on the specific identification method. The Company did not sell any marketable securities for the year ended December 31, 2022.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of December 31, 2024 or 2023. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of December 31, 2024 was decreased to $571.6 million due to the estimated refund liabilities created from the contract modifications. The Company reassessed the remaining estimated refund liabilities to collaboration partner as of December 31, 2024 to be $57.9 million. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement and as of December 31, 2024, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

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

Collaboration revenue under the GSK Agreement during the year ended December 31, 2024, 2023 and 2022, was $54.1 million, $66.6 million and $62.9 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue related to the GSK Agreement was $195.8 million and $247.4 million as of December 31, 2024 and 2023. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the year ended December 31, 2024 and 2023, the Company recognized a reduction of research and development expense of $23.3 million and $21.8 million, respectively, under the GSK Agreement.

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

In November 2024, the Company announced results from the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. Treatment with AL002 resulted in sustained target engagement and pharmacodynamic responses indicative of microglial activation. However, AL002 failed to meet the primary endpoint of slowing of Alzheimer’s clinical progression as measured by the Clinical Dementia Rating Sum of Boxes (CDR®-SB), and there were no treatment effects that favored AL002 on secondary clinical and functional endpoints. Similarly, there were no significant effects on Alzheimer’s fluid biomarkers favoring AL002, and amyloid PET imaging demonstrated no treatment-related reduction of brain amyloid levels. Based upon the results, the Company is stopping the long term extension (LTE) study.

The transaction price as of December 31, 2024 included fixed consideration consisting of the upfront payments of $205.0 million, the $17.8 million LTE milestone payment, and the $12.5 million payment for enrollment of additional patients.

Collaboration revenue under the AbbVie Agreement during the years ended December 31, 2024 was $46.4 million, all of which was included in deferred revenue at the beginning of the period. Collaboration revenue under the AbbVie Agreement during the years ended December 31, 2023 and 2022 was $30.5 million and $70.7 million, respectively. Collaboration revenue under the AbbVie Agreement was fully recognized as of

December 31, 2024. The deferred revenue related to the AbbVie Agreement was $46.4 million as of December 31, 2023. The performance obligation was satisfied in December 2024, and all remaining deferred revenue has been recognized. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed, which resulted in termination of the AbbVie Agreement.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2024	2023
	(In thousands)
Computer equipment	$2,407	$2,372
Furniture and fixtures	2,439	2,430
Lab equipment	18,884	18,493
Leasehold improvements	26,357	26,616
Property and equipment, gross	50,087	49,911
Less accumulated depreciation and amortization	(32,942)	(28,050)
Total property and equipment, net	$17,145	$21,861

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued employee compensation	$18,213	$15,297
Accrued research and development costs	8,977	13,539
Accrued professional services	1,218	1,119
Other	482	423
Total accrued liabilities	$28,890	$30,378

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

In November 2021, the Company entered into an agreement to sublease approximately 7,100 square feet of the Headquarters, which was amended in May 2022 to include an additional space of 13,150 square feet. The 7,100 square feet of space subleased expired in December 2022 and the additional space of 13,150 expired in

November 2023. In October 2023, the Company entered into a second amendment to sublease approximately 13,250 square feet of the Headquarters. This sublease expired in November 2024.

In February 2023, the Company entered into an agreement to sublease approximately 9,300 square feet of the Headquarters. This sublease will expire in July 2025. The sublessee pays its proportionate share of operating expenses for the space.

In August 2024, the Company approved a plan to transition operations from its laboratory and office space in Newark, California to its South San Francisco headquarters. The Company's intention is to sublease the Newark facility. The Company recorded an impairment charge of $2.2 million in general and administrative expenses to write-down the right-of-use asset and the leasehold improvements for the year ended December 31, 2024.

The components of lease expense were as follows:

		December 31,
	2024	2023	2022
	(In thousands)
Operating lease cost	$6,494	$6,626	$6,638
Variable lease cost	3,410	3,149	2,785
Sublease income and reimbursement of variable lease cost	(2,444)	(2,482)	(1,872)
Total	$7,460	$7,293	$7,551

As of December 31, 2024, the weighted-average remaining lease term for operating leases was 4.2 years and the weighted-average discount rate was 8.6%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2024, 2023, and 2022 was $8.7 million, $8.4 million, and $8.2 million, respectively, was included in net cash used in operating activities in our consolidated statements of cash flows.

The following are the lease payments owed under the Company’s operating leases as of December 31, 2024:

(In thousands)
2025	$9,161
2026	9,477
2027	9,804
2028	8,969
2029	2,209
Total undiscounted lease payments	39,620
Less: Present value adjustment	(6,490)
Total lease liability	$33,130

8. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$19,836	$22,407	$24,895
General and administrative	19,627	20,391	21,251
Total stock-based compensation	$39,463	$42,798	$46,146

Determination of Fair Value

The estimated grant-date fair value of all the Company’s options to purchase common stock was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	6.0	5.3 – 6.0	5.3 – 6.1
Expected volatility	81%	79% – 80%	79% – 80%
Risk free interest rate	4.3%	3.5% – 4.6%	1.5% – 4.3%
Dividend yield	—	—	—

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

Expected Volatility—The Company has limited information on the volatility of stock options as the shares were not actively traded on any public markets prior to February 7, 2019. The expected volatility was derived from the historical stock volatilities of comparable peer public companies within its industry. Those companies were considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards. In 2020, the Company began giving weight to in its own historical volatility in the determination of expected volatility.

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

2019 Equity Incentive Plan and 2022 Inducement Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (2019 Plan) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company’s 2017 Stock Option and Grant Plan (2017 Plan) was terminated; however, shares subject to outstanding awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors, or a committee appointed by the board of directors, has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. Under the 2019 Plan, if an individual owns stock representing 10% or more of the outstanding shares, then for the individual’s incentive stock options, the exercise price of each share shall be at least 110% of the fair market value and the term of the award shall not exceed five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The stock options generally vest over a four-year period with one forty-eighth of the shares vesting each month or over a four-year period with 25% vesting at the one-year cliff and monthly thereafter. The RSUs generally vest over a period of three years with one-twelfth of the shares vesting quarterly.

On January 1, 2024, 4,243,984 shares were automatically added to the shares reserved for issuance under the 2019 Plan in accordance with the terms of the 2019 Plan. As of December 31, 2024, the Company had reserved 24,364,669 shares of common stock under the 2019 Plan, of which 6,781,827 shares were available for issuance of future awards.

On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) and reserved 1,630,000 shares for issuance under the Inducement Plan for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. On September 22, 2022, the Company increased the number of shares available for issuance under the 2022 Inducement Plan to a total of 3,300,000 shares. As of December 31, 2024, 1,547,349 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	13,713,272	$14.62
Granted	572,538	6.98
Exercised	(132,192)	8.16
Forfeited	(2,057,381)	14.21
Outstanding as of December 31, 2023	12,096,237	14.40
Granted	38,840	6.20
Exercised	—	—
Forfeited	(1,411,396)	15.41
Outstanding as of December 31, 2024	10,723,681	$14.24	5.7	$—
Exercisable as of December 31, 2024	9,085,867	$14.50	5.4	$—
Vested and expected to vest as of December 31, 2024	10,723,681	$14.24	5.7	$—

For each in-the-money stock option, the aggregate intrinsic value is calculated as the number of shares underlying the stock option multiplied by the difference between the per share exercise price of the stock option and the fair market value of the Company’s common stock on the relevant date. The aggregate intrinsic value of options exercised was zero, less than $0.1 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The weighted-average grant-date fair value per share of options granted was $4.45, $4.93, and $8.42, for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, total unrecognized stock-based compensation related to unvested stock options was $13.8 million, which the Company expects to recognize over a remaining weighted-average period of 1.5 years.

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

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2022	3,044,618	$11.68
Granted	5,142,444	6.62
Vested	(1,584,448)	10.41
Forfeited	(510,513)	10.03
Unvested restricted stock units as of December 31, 2023	6,092,101	7.78
Granted	5,905,124	4.69
Vested	(3,001,132)	7.48
Forfeited	(631,030)	7.06
Unvested restricted stock units as of December 31, 2024	8,365,063	$5.76

As of December 31, 2024, total unrecognized stock-based compensation related to unvested RSUs issued to employees was $42.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. Each offering period is approximately six months long beginning on the first trading day on or after June 1 and December 1 each year. ESPP participants purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date. On January 1, 2024, 591,397 shares were added to the shares reserved for issuance under the 2019 ESPP pursuant to the annual automatic increase. As of December 31, 2024, there was $0.1 million in unrecognized compensation expense related to the 2019 ESPP expected to be recognized over five months.

9. Income Taxes

The federal and state income tax provision for the year ended December 31, 2024, 2023 and 2022 are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$4,178	$2,209
State	128	1,034	1,045
Income tax provision	$128	$5,212	$3,254

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax benefit at federal statutory rate	$(24,979)	$(26,188)	$(27,205)
State income taxes	(1,680)	(431)	(344)
Tax credits, net of uncertain tax positions	(8,182)	(14,460)	(15,138)
Uncertain tax positions	179	612	2,687
Stock-based compensation	5,372	4,842	4,919
Change in valuation allowance	28,846	40,661	38,421
Other	572	176	(86)
Income tax provision	$128	$5,212	$3,254

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities consist of (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$36,843	$12,448
Accrued bonus	2,465	931
Tax credits	34,373	26,682
Stock-based compensation	15,456	15,311
Deferred revenue	46,085	63,004
Lease liability	7,796	9,030
Section 174 R&D capitalization	81,291	62,305
Refund liability	13,628	24,707
Other	1,619	521
Gross deferred tax assets	239,556	214,939
Less valuation allowance	(231,296)	(204,550)
Total deferred tax assets	$8,260	$10,389
Deferred tax liabilities:
Depreciation and amortization	$(3,565)	$(4,544)
Right-of-use assets	(4,695)	(5,845)
Gross deferred tax liabilities	(8,260)	(10,389)
Deferred tax assets, net	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2024, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance for deferred tax assets increased by $26.7 million during the year ended December 31, 2024.

As of December 31, 2024, the Company had federal and state net operating loss (NOL) carryforwards of approximately $109.2 million and $223.5 million, respectively. Federal NOL carryforwards have an indefinite life and deductions cannot exceed 80% of taxable income. State NOL carryforwards will begin to expire as early as 2030, if not utilized, or have an indefinite life. As of December 31, 2024, the Company also had federal and California tax credit carryforward of approximately $34.9 million and $22.4 million, respectively. The federal tax credits will begin to expire in 2041 while the California tax credits have no expiration date.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Balance as of December 31, 2022	$15,138
Decreases related to tax positions taken during the prior year	(594)
Increase related to tax positions taken during the prior year	$2,588
Increases related to tax positions taken during the current year	3,072
Balance as of December 31, 2023	20,204
Increase related to tax positions taken during the prior year	11
Increases related to tax positions taken during the current year	2,710
Balance as of December 31, 2024	$22,925

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2024, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company accrued interest and penalties of $0.2 million for the year ended December 31, 2024 and of $0.2 million for the year ended December 31, 2023. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2024.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. During the years ended December 31, 2024 and 2023, the Company recorded an uncertain tax position of $2.7 million and $5.1 million, respectively. The income tax provision for the years ended December 31, 2024 included changes to reserves related to prior year uncertain tax provisions of an increase of less than $0.1 million and decrease of zero. The income tax provision for the years ended December 31, 2023, included changes to reserves related to prior year uncertain tax provisions of an increase of $2.6 million and decrease of $0.6 million. The Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities. The statute of limitations for tax liabilities for all years remains open.

10. Debt

On November 14, 2024 (the Closing Date), the Company entered into a loan and security agreement (the Loan Agreement) with its subsidiary Alector LLC as a co-borrower (together with the Company), several banks and other financial institutions from time to time party thereto (collectively, the Lenders) and Hercules Capital,

Inc., as administrative agent and collateral agent. The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million, available in up to two tranches (the Term Loans). The initial tranche of Term Loans in an aggregate principal amount of up to $25.0 million is available through June 30, 2026, subject to the satisfaction of applicable conditions set forth in the Loan Agreement. The second tranche of Term Loans in an aggregate principal amount of up to $25.0 million is available at the sole discretion of the Lenders.

Borrowings under the Loan Agreement accrue interest at a rate equal to the greater of (A) the prime rate plus 1.05% and (B) 8.05%. The Term Loans are repayable in monthly interest-only payments until December 1, 2026 (the Interest-Only Payment Period). The Interest-Only Payment Period may be extended by up to twenty-four (24) months, subject to the achievement by the Company of certain milestones as set forth in the Loan Agreement. After the expiration of the Interest-Only Payment Period, the Term Loans are repayable in equal monthly payments of principal and accrued interest until maturity. The Term Loans will mature on December 1, 2028 (the Maturity Date). At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 2.0% of the Term Loans being prepaid if the prepayment occurs during the 12 months following the Closing Date; (b) 1.5% of the Term Loans being prepaid if the prepayment occurs after the 12 month anniversary of the Closing Date but on or prior to the 24 month anniversary of the Closing Date; and (c) 0.5% of the Term Loans being prepaid if the prepayment occurs after 24 months following the Closing Date and prior to the Maturity Date. In addition, the Company will pay an end of term charge of (i) 2.45% if the Term Loans are prepaid or repaid within the first 24 months of the Closing Date; or (ii) 4.75% if the Term Loans are prepaid or repaid after 24 months from the Closing Date (including on the Maturity Date). The Company paid an initial facility charge of $250,000 on the Closing Date, and thereafter, the Company will pay a facility charge of 1.00% upon any draw of the Term Loans under the second tranche. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including intellectual property, subject to certain exceptions, including exceptions with respect to assets and intellectual property subject to the Company’s existing agreements with each of Adimab LLC and Glaxo Wellcome UK Limited, and previously subject to the agreement with AbbVie Biotechnology, Ltd.

The Loan Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and their subsidiaries to, among other things, dispose of assets, enter into certain licensing arrangements, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Loan Agreement also includes customary events of default, including, among others, payment defaults, material misrepresentations, breaches of covenants following any applicable cure period, cross defaults with certain other indebtedness or material agreements, bankruptcy and insolvency events, judgment defaults and the occurrence of certain events that could reasonably be expected to have a “material adverse effect.” The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Loan Agreement, the termination of the Lenders’ commitments, a 5% increase in the applicable rate of interest and the exercise by Agent of other rights and remedies provided for under the Loan Agreement.

On November 14, 2024, the Company drew down $10 million from the initial tranche and received proceeds of approximately $9.6 million after charges payable to Hercules Capital. The Company incurred $0.4 million in debt issuance costs in relation to the initial draw. As of December 31, 2024, the face value of the outstanding balance of the Term Loan was $10 million, less unamortized discount and unaccreted value of the End of Term Charge of $0.6 million based on the imputed interest rate of 12.2%. The fair value of the Term Loan as of December 31, 2024 is a Level 3 measurement considered to approximate its carrying value of $9.4 million due to the short period of time since the Term Loan was entered into and the interest rates upon which the terms of the Term Loan were based, notably the Prime Rate, have not changed significantly since the Term Loan was drawn.

The aggregate maturity of the term loan for the next four years from December 31, 2024 is as follows:

Maturity
2025	$—
2026	365,914
2027	4,596,616
2028	5,037,470
Total Principal repayments	$10,000,000

11. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Restricted stock subject to future vesting	8,365,063	6,092,101	3,044,618
Options to purchase common stock	10,723,681	12,096,237	13,713,272
Shares committed under 2019 ESPP	146,316	160,356	167,133
Total	19,235,060	18,348,694	16,925,023

12. Restructuring

On March 28, 2023, the Company committed to a plan to reduce its workforce by approximately 11% to better align the Company’s resources with its previously announced strategic prioritization of its late-stage progranulin and TREM2 immuno-neurology programs. The Company initiated a reduction in force impacting approximately 30 employees across the organization effective March 29, 2023. For the year ended December 31, 2023, the Company incurred restructuring costs of approximately $1.7 million, primarily consisting of one-time charges related to the reduction in force, including personnel expenses such as salaries, one-time severance payments, and other benefits, which were included in operating expenses. All cash payments related to these expenses were paid out by early 2024.

On November 25, 2024, the Company committed to a plan to reduce its workforce by approximately 17% in order to align resources with the Company's strategic priorities. Based upon the results of the Company's INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in early Alzheimer’s disease, the Company is stopping the long term extension of the INVOKE-2 study. The Company initiated a reduction in force impacting approximately 41 employees across the organization. For the year ended December 31, 2024, the Company expects to incur restructuring costs of approximately $3.9 million, primarily consisting of one-time charges related to the reduction in force, including personnel expenses such as salaries, one-time severance payments, and other benefits, which were included in operating expenses. Cash payments related to these expenses will be paid out and the reduction in force is expected to be completed during the first half of 2025. Accrued liabilities associated with restructuring costs were $3.9 million as of December 31, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alector, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alector, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

February 26, 2025

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement on Schedule 14A for the 2024 Annual Meeting of Stockholders (the Proxy Statement) in connection with the Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.

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

Our board of directors has adopted an Insider Trading Policy that governs the purchase, sale and other dispositions of our securities by our directors, officers, employees, which is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	6/15/2023
4.2	Specimen common stock certificate of the Registrant	S-1	333-229152	4.2	1/7/2019
4.3	Description of securities of the Registrant.					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-229152	10.1	1/7/2019
10.2+	2017 Stock Option and Grant Plan as amended and forms of agreement thereunder.	S-1	333-229152	10.2	1/7/2019
10.3+	2019 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-38792	10.3	2/27/2024
10.4+	2019 Employee Stock Purchase Plan and form of agreement thereunder.	10-K	001-38792	10.4	2/27/2024
10.5+	2022 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder.	8-K	333-229152	10.1	1//3/2022
10.6+	Confirmatory Offer Letter between the Registrant and Arnon Rosenthal, Ph.D.	S-1/A	333-229152	10.5	1/29/2019
10.7+	Offer Letter dated November 30, 2021 by and between Alector, LLC and Saraswati (Sara) Kenkare-Mitra, Ph.D.	10-K	001-38792	10.18	2/24/2022

10-8+	Offer Letter dated February 4, 2022 by and between Alector, LLC and Marc Grasso, M.D.	10-K	001-38792	10.19	2/24/2022
10.9+	Offer Letter dated January 31, 2022 by and between Alector, LLC and Gary Romano, M.D., Ph.D.	8-K	001-38792	10.1	3/29/2022
10.10+	Executive Incentive Compensation Plan.	S-1	333-229152	10.10	1/7/2019
10.11+	Outside Director Compensation Policy.	10-Q	001-38792	10.2	5/8/2024
10.12+	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-229152	10.12	1/7/2019
10.13	Lease between the Registrant and HCP Oyster Point III, LLC, dated June 27, 2018.	S-1	333-229152	10.14	1/7/2019
10.14#	Third Amended and Restated Collaboration Agreement between the Registrant and Adimab, dated September 19, 2016, as amended.	S-1	333-229152	10.15	1/7/2019
10.15#	Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology, Ltd., dated October 16, 2017.	S-1	333-229152	10.16	1/7/2019
10.16#	Collaboration and License Agreement, dated July 1, 2021, by and between Glaxo Wellcome UK Limited and Alector, Inc.	10-Q	001-38792	10.19	8/3/2021
10.17#	Letter Agreement Amending the 2021 Collaboration and License Agreement between the Registrant and Glaxo Wellcome UK Ltd. dated May 19, 2023.	10-Q	001-38792	10.1	8/3/2023
10.18#	Amendment Number One to Co-Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., effective February 13, 2023.	10-Q	001-38792	10.1	5/4/2023
10.19Δ	Sales Agreement, dated November 7, 2023, by and between Alector, Inc., and Cowen and Company, LLC	8-K	001-38792	1.1	11/7/2023
10.20#	Letter Agreement Amending the 2021 Collaboration and License Agreement between the Registrant and Glaxo Wellcome UK Ltd. dated March 11, 2024.	10-Q	001-38792	10.1	5/8/2024
10.21#

Loan and Security Agreement, dated as of November 14, 2024, among the Registrant and Alector LLC, as co-borrowers, the banks and financial institutions from time to time party thereto, and Hercules Capital, Inc., as administrative agent and collateral agent

						X
10.22#

First Amendment to Loan and Security Agreement, dated December 12, 2024, by and among Alector Inc., Alector LLC, certain banks and other financial institutions, and Hercules Capital, Inc., as administrative agent and collateral agent

						X
19	Alector Inc. Insider Trading Policy					X
21.1	List of subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97Δ	Compensation Recovery Policy	10-K	001-38792	97	2/27/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ALECTOR, INC.

Date: February 26, 2025	By:	/s/ Arnon Rosenthal
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

Signature	Title	Date

/s/ Arnon Rosenthal Arnon Rosenthal, Ph.D.	Co-founder, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2025

/s/ Marc Grasso Marc Grasso, M.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025

/s/ Lou J. Lavigne, Jr. Louis J. Lavigne, Jr.	Chairperson of the Board	February 26, 2025

/s/ Elizabeth Garofalo Elizabeth Garofalo, M.D.	Director	February 26, 2025

/s/ Paula Hammond Paula Hammond, Ph.D.	Director	February 26, 2025

/s/ Mark Altmeyer Mark Altmeyer	Director	February 26, 2025

/s/ Richard Scheller Richard Scheller, Ph.D.	Director	February 26, 2025

/s/ David Wehner David Wehner	Director	February 26, 2025

/s/ Kristine Yaffe Kristine Yaffe, M.D.	Director	February 26, 2025

/s/ Errol De Souza Errol De Souza, Ph.D.	Director	February 26, 2025