Form 10-Q
period 2025-03-31
Alector, Inc.
filed 2025-05-08
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 99,992,600 shares of common stock, $0.0001 par value per share, outstanding.

Alector, Inc.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, plans for and results of our research, preclinical studies and clinical trials, research and development costs, regulatory approvals, timing, and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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
•
existing regulations, regulatory developments, and regulatory agencies in the United States and other jurisdictions;
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
•
the impact of worldwide economic conditions, including macroeconomic downturns, inflation, supply chain disruptions, trade tariffs, and economic impacts of pandemics or other public health outbreaks and geopolitical events on our business;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$37,973	$33,021
Marketable securities	316,578	380,376
Prepaid expenses and other current assets	12,099	11,420
Total current assets	366,650	424,817
Property and equipment, net	16,207	17,145
Operating lease right-of-use assets	19,082	19,951
Restricted cash	1,846	1,846
Other assets	4,518	4,544
Total assets	$408,303	$468,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,326	$2,215
Accrued clinical supply costs	5,831	6,989
Accrued liabilities	17,320	28,890
Deferred revenue, current portion	21,850	23,663
Payable to collaboration partner	9,045	5,914
Refund liability to collaboration partner, current portion	44,571	48,634
Operating lease liabilities, current portion	8,830	8,754
Total current liabilities	109,773	125,059
Deferred revenue, long-term portion	170,308	172,169
Long-term debt	9,464	9,389
Refund liability to collaboration partner, long-term portion	—	9,276
Operating lease liabilities, long-term portion	22,754	24,376
Other long-term liabilities	1,394	1,234
Total liabilities	313,693	341,503
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 99,992,600 and 99,085,888 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	964,008	955,657
Accumulated other comprehensive income	191	261
Accumulated deficit	(869,598)	(829,127)
Total stockholders’ equity	94,610	126,800
Total liabilities and stockholders’ equity	$408,303	$468,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$3,674	$15,893
Operating expenses:
Research and development	33,641	45,167
General and administrative	14,728	14,434
Total operating expenses	48,369	59,601
Loss from operations	(44,695)	(43,708)
Other income, net	4,224	7,636
Loss before income taxes	(40,471)	(36,072)
Income tax expense	—	7
Net loss	(40,471)	(36,079)
Unrealized loss on marketable securities	(70)	(587)
Comprehensive loss	$(40,541)	$(36,666)
Net loss per share, basic and diluted	$(0.41)	$(0.38)
Shares used in computing net loss per share, basic and diluted	99,398,200	93,810,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2024	99,085,888	$9	$955,657	$261	$(829,127)	$126,800
Vesting of restricted stock units	906,712	—	—	—	—	—
Stock-based compensation	—	—	8,351	—	—	8,351
Unrealized loss on marketable securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(40,471)	(40,471)
Balance — March 31, 2025	99,992,600	9	964,008	191	(869,598)	94,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2023	84,879,693	$8	$844,044	$184	$(710,078)	$134,158
Vesting of restricted stock units	635,303	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $3,892	10,869,566	1	71,107	—	—	71,108
Stock-based compensation	—	—	10,307	—	—	10,307
Unrealized loss on marketable securities	—	—	—	(587)	—	(587)
Net loss	—	—	—	—	(36,079)	(36,079)
Balance — March 31, 2024	96,384,562	9	925,458	(403)	(746,157)	178,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(40,471)	$(36,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	984	1,443
Stock-based compensation	8,351	10,307
Amortization of premiums and accretion of discounts on marketable securities	(2,027)	(4,579)
Amortization of right-of-use assets	864	848
Amortization of debt discount and debt issuance costs	69	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(679)	(2,361)
Other assets	26	16
Accounts payable	111	918
Accrued liabilities and accrued clinical supply costs	(12,722)	(10,304)
Payable to collaboration partner	3,131	7,929
Deferred revenue	(3,674)	(15,893)
Refund liability to collaboration partner	(13,339)	(12,230)
Lease liabilities	(1,567)	(1,361)
Other long-term liabilities	160	—
Net cash used in operating activities	(60,783)	(61,346)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(533)
Purchase of marketable securities	(55,794)	(196,466)
Maturities of marketable securities	121,549	185,234
Net cash provided by (used in) investing activities	65,735	(11,765)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	71,108
Net cash provided by financing activities	—	71,108
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,952	(2,003)
Cash, cash equivalents, and restricted cash at beginning of period	34,867	76,101
Cash, cash equivalents, and restricted cash at end of period	39,819	$74,098
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$—	$31
Interest paid	$214	$—

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2025.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$37,973	$72,552
Restricted cash	1,846	1,546
Total cash, cash equivalents, and restricted cash	$39,819	$74,098

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

The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with our investment policy, management invests in money market funds, U.S. treasury and agency securities, corporate bonds, certificates of deposit, and commercial paper. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	3.7	15.9
Less:
Compensation and benefits	16.6	18.6
Lab expenses and outside research services	3.3	3.3
Clinical supply costs	3.1	4.6
Clinical trials	7.0	14.3
Support functions	8.2	8.2
Other segment expenses(a)	10.2	10.6
Total operating expenses	48.4	59.6
Loss from operations	(44.7)	(43.7)
Other income, net	4.2	7.6
Segment and consolidated loss before income taxes	(40.5)	(36.1)

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$37,117	$—	$—	$37,117
U.S. government treasury securities	Level 1	38,683	12	(20)	38,675
U.S. government agency securities	Level 2	6,459	1	(2)	6,458
Certificates of deposit	Level 2	18,975	10	—	18,985
Commercial paper	Level 2	87,626	20	(18)	87,628
Corporate bonds	Level 2	164,644	218	(30)	164,832
Total cash equivalents and marketable securities		$353,504	$261	$(70)	$353,695

	December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$31,310	$—	$—	$31,310
U.S. government treasury securities	Level 1	72,360	38	(38)	$72,360
Certificates of deposit	Level 2	15,955	4	(1)	$15,958
Commercial paper	Level 2	81,744	51	(15)	81,780
Corporate bonds	Level 2	210,056	301	(79)	210,278
Total cash equivalents and marketable securities		$411,425	$394	$(133)	$411,686

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of March 31, 2025, the remaining contractual maturities of $334.8 million of investments were less than one year and $18.9 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of March 31, 2025. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

5. Collaboration Agreement with GSK

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

In May 2023, the Company and GSK amended the GSK Agreement (GSK Amendment). Under the terms of the GSK Amendment, the Company is responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the initial Phase 2 trial for AL101 in Alzheimer’s disease. The GSK Amendment was determined to be a contract modification to the GSK Agreement. The expected cost reimbursement to GSK was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement.

During the three months ended September 30, 2023, as a result of the planned closure of the latozinemab Phase 2 trial and concurrent agreement by the Company to cost-share additional R&D, the Company determined there was a modification of the GSK Agreement, resulting in a decrease of the scope of the performance obligation associated with the latozinemab FTD-C9orf72 Phase 2 trial and an increase in the amount of R&D cost-shared by the Company in future periods. The impact of this additional cost share was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement.

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of March 31, 2025 was $571.6 million due to the estimated refund liabilities created from the contract modifications in 2023. The remaining estimated refund liabilities to collaboration partner as of March 31, 2025 and December 31, 2024 was $44.6 million and $57.9 million.

Collaboration revenue under the GSK Agreement during the three months ended March 31, 2025 and 2024 was $3.7 million and $8.7 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. The deferred revenue related to the GSK Agreement was $192.2 million and $195.8 million as of March 31, 2025 and December 31, 2024, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three months ended March 31, 2025 and 2024, the Company recognized a reduction of research and development expense of $4.3 million and $4.6 million, respectively, under the GSK Agreement.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,662	$5,395
General and administrative	4,689	4,912
Total stock-based compensation	$8,351	$10,307

7. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company's effective tax rate was 0% and (0.02)%, respectively. The difference between the effective tax rate for the three months ended March 31, 2025 and 2024, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset.

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Restricted stock subject to future vesting	6,382,728	5,441,806
Options to purchase common stock	10,318,693	11,864,174
Shares committed under 2019 ESPP	146,316	160,356
Total	16,847,737	17,466,336

9. Restructuring

On March 7, 2025, the Company committed to a plan to reduce its workforce by approximately 13% as part of its cost reduction initiatives in order to align resources with the Company’s strategic priorities, including advancing its preclinical and research pipeline. The Company initiated a reduction in force impacting approximately 25 employees across the organization. One-time restructuring charges associated with the reduction in force are expected to be approximately $2.4 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. For the three months ended March 31, 2025, the Company incurred restructuring costs of $2.3 million that were included in operating expenses as of March 31, 2025. Accrued liabilities associated with restructuring costs as of March 31, 2025 were $1.0 million.

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

Our clinical development portfolio includes latozinemab (AL001) and AL101/GSK4527226. We continue to pursue our brain-penetrant anti-amyloid beta antibody in Alzheimer’s disease (AD) and our GCase enzyme replacement therapy in Parkinson’s disease (PD).

In July 2021, we entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK Agreement), to collaborate on the global development and commercialization of progranulin (PGRN)-elevating monoclonal antibodies, including latozinemab and AL101/GSK4527226.

Clinical Pipeline

Latozinemab (AL001)

Latozinemab is an investigational human recombinant monoclonal antibody designed to elevate progranulin (PGRN), a protein encoded by the granulin (GRN) gene that regulates lysosomal function, neuronal survival, and inflammation in the brain. Our lead PGRN-elevating candidate is being developed for the potential treatment of frontotemporal dementia with a granulin gene mutation (FTD-GRN), which is caused by heterozygous loss-of-function (LOF) mutations in the GRN gene and results in PGRN haploinsufficiency. Frontotemporal dementia (FTD) is a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and approximately 110,000 people in the European Union. FTD has several heritable forms, with FTD-GRN accounting for an estimated 5% to 10% of all individuals living with the condition. There are currently no approved therapies for any form of FTD, and we believe latozinemab is the most advanced drug candidate in development for FTD-GRN.

Latozinemab is currently being studied in INFRONT-3, a global, pivotal, 96-week Phase 3 clinical trial evaluating the safety and efficacy of our investigational PGRN-elevating antibody in slowing disease progression in individuals with FTD-GRN. We completed enrollment in INFRONT-3 in October 2023. Topline data are anticipated from the trial in the fourth quarter of 2025.

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

AL101/GSK4527226

AL101/GSK4527226, the second product candidate in our PGRN portfolio, is an investigational human recombinant monoclonal antibody designed to elevate PGRN levels in the brain, similar to latozinemab, but with distinct pharmacokinetic and pharmacodynamic properties that may be more suitable for treating prevalent neurodegenerative diseases. Alector and GSK are co-developing AL101/GSK4527226 for the potential treatment of early AD, and it may also be evaluated for other indications, including PD. LOF mutations in the GRN gene, which moderately reduce PGRN levels, have been shown to increase the risk of developing AD and PD. Conversely, increased PGRN levels have been demonstrated to be protective for those diseases in animal models. Given the strong link between GRN LOF mutations and neurodegeneration, elevating PGRN levels may provide a potential therapeutic approach that offers broad neuroprotection in both AD and PD.

In February 2024, GSK dosed the first participant in PROGRESS-AD, a global, 76-week Phase 2 clinical trial evaluating the safety and efficacy of AL101/GSK4527226 in slowing disease progression in early AD. Trial enrollment was completed in April 2025. In May 2023, we and GSK amended the GSK Agreement (the GSK Amendment). Under the terms of the GSK Amendment, we are responsible for funding GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of AL101 in early AD.

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

ADP037-ABC

ADP037-ABC is our proprietary anti-amyloid beta (Aβ) antibody paired with our proprietary ABC for the treatment of AD. It is designed to remove brain Aβ plaques, with the potential to reduce the incidence and/or severity of amyloid-related imaging abnormalities (ARIA) and enable subcutaneous delivery. It targets a validated epitope, specific to brain Aβ plaques, combined with an optimal antibody constant region to enhance phagocytosis of Aβ plaques. By leveraging ABC technology, ADP037-ABC aims to clear Aβ efficiently, thereby reducing plaque accumulation and potentially slowing disease progression while minimizing ARIA.

ADP050-ABC

ADP050-ABC is a GCase replacement therapy paired with our proprietary ABC for GBA gene mutation carriers with Parkinson’s disease and Lewy body dementia. In these patients, mutations in the GBA gene lead to deficient GCase activity. ADP050-ABC uses an Alector-engineered proprietary GCase, which has been designed to have a longer half-life and to break down glucocerebroside, a lipid that accumulates in neurons and contributes to neurodegeneration. ADP050-ABC was shown in vivo to rescue GCase activity in GBA deficient mice. This mechanism aims to reduce cellular dysfunction and slow disease progression.

Our operations have been financed primarily through our collaboration with GSK, our previous collaboration with AbbVie Biotechnology, Ltd. (AbbVie) entered into in October 2017 and terminated in February 2025 (the AbbVie Agreement), the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO), and follow-on equity financings.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $40.5 million and $36.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $869.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On March 7, 2025, we committed to a plan to reduce our workforce by approximately 13% to better align our resources with our strategic priorities including advancing our preclinical and research pipeline. We initiated such reduction in force impacting approximately 25 employees across the organization. Our cash, cash equivalents, and marketable securities as of March 31, 2025, totaled $354.6 million, which we anticipate provides runway into the second half of 2027.

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

In the United States, Alector and GSK will equally share profits and losses from commercialization of latozinemab and AL101. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product, and we will receive royalties on net sales of the product in the United States instead of a share of profits. Outside of the United States, GSK will be responsible for commercialization of latozinemab and AL101 for all indications, and we will be eligible for double-digit tiered royalties.

We expect that our revenue for the next several years will be derived primarily from the GSK Agreement. The balance of deferred revenue was $192.2 million as of March 31, 2025, related to the GSK Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Dollar
	2025	2024	Change
	(In thousands)
Collaboration revenue	$3,674	$15,893	$(12,219)
Operating expenses:
Research and development	33,641	45,167	(11,526)
General and administrative	14,728	14,434	294
Total operating expenses	48,369	59,601	(11,232)
Loss from operations	(44,695)	(43,708)	(987)
Other income, net	4,224	7,636	(3,412)
Loss before income taxes	(40,471)	(36,072)	(4,399)
Income tax expense	—	7	(7)
Net loss	$(40,471)	$(36,079)	$(4,392)

Revenue

Collaboration revenue was $3.7 million for the three months ended March 31, 2025, compared to $15.9 million for the three months ended March 31, 2024. The $12.2 million decrease was mainly due to the satisfaction of the performance obligation associated with the AL002 program and the latozinemab FTD-C9orf72 Phase 2 trial in the fourth quarter of 2024. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

Research and Development Expenses

Research and development expenses were $33.6 million for the three months ended March 31, 2025, compared to $45.2 million for the three months ended March 31, 2024. The decrease of $11.5 million was mainly due to a decrease in research and development expenses for the AL002 program and a decrease in personnel related costs as a result of the reductions in force.

	Three Months Ended March 31,		Dollar
	2025	2024	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$2,205	$2,095	$110
AL101	1,017	938	79
AL002	3,384	13,262	(9,878)
Other programs	4,828	3,970	858
Indirect research and development expenses
Personnel related (including stock-based compensation)	16,666	18,897	(2,231)
Facilities and other unallocated research and development expenses	5,541	6,005	(464)
Total research and development expenses	$33,641	$45,167	$(11,526)

General and Administrative Expenses

General and administrative expenses were $14.7 million for the three months ended March 31, 2025, compared to $14.4 million for the three months ended March 31, 2024.

Other Income, Net

Other income, net was $4.2 million for the three months ended March 31, 2025, compared to $7.6 million for the three months ended March 31, 2024. The decrease of $3.4 million was due to lower interest income from a reduction in marketable securities used to fund our operations and interest rate cuts.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2025 and income tax expense was less than $0.1 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

Since our inception through March 31, 2025, our operations have been financed primarily by our collaborations with GSK, and previously, AbbVie, and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on equity and debt financings.

As of March 31, 2025, we had $354.6 million of cash, cash equivalents, and marketable securities. As of March 31, 2025, we had an accumulated deficit of $869.6 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements into the second half of 2027. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. We will need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. On November 7, 2023, we entered into an at-the-market sales agreement with Cowen and Company, LLC (TD Cowen) pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen. On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, on November 14, 2024, we entered into the Loan Agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which we may access up to two tranches of Term Loans in an aggregate principal amount of up to $50,000,000. The initial tranche of Term Loans provides for an aggregate principal amount of up to $25,000,000 through June 30, 2026, subject to the satisfaction of certain conditions. The second tranche of Term Loans provides for up to $25,000,000 and is available at the sole discretion of the Lenders. We borrowed $10,000,000 principal amount of the initial tranche of Term Loans on the closing date of the Loan Agreement.

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
•
the effects of macroeconomic conditions, including inflationary pressures and economic impacts of tariffs and global trade disruptions; and
•
the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(60,783)	$(61,346)
Cash provided by (used in) investing activities	65,735	(11,765)
Cash provided by financing activities	—	71,108

Operating Activities

For the three months ended March 31, 2025, cash used in operating activities was $60.8 million. This was mainly due to the net loss of $40.5 million. We also had a decrease in refund liability to collaboration partner of $13.3 million, a decrease in accrued liabilities and accrued clinical supply costs of $12.7 million. This was offset by a non-cash charge of $8.4 million for stock-based compensation.

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

Investing Activities

For the three months ended March 31, 2025, cash provided by investing activities of $65.7 million was primarily related to the maturities of marketable securities of $121.5 million offset by purchases of marketable securities of $55.8 million.

For the three months ended March 31, 2024, cash used in investing activities of $11.8 million was primarily related to the maturities of marketable securities of $196.5 million offset by purchases of marketable securities of $185.2 million.

Financing Activities

For the three months ended March 31, 2025, there was no cash provided by (or used in) financing activities.

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

Other than the disclosures below, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2025.

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

We had cash, cash equivalents, and marketable securities of $354.6 million as of March 31, 2025, which consisted primarily of money market funds, U.S. treasury and agency securities, corporate bonds, certificates of deposit, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $1.3 million as of March 31, 2025.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of March 31, 2025, approximately $0.3 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our operations, financial results, and market price of our common stock could be adversely impacted by the effects of worldwide economic conditions, including macroeconomic downturns, global recessions, increased inflation, supply chain disruptions, trade tariffs or other disruptions in global trade, pandemics or other public health outbreaks, and geopolitical events and conflicts.
•
Our operations and financial results could be adversely impacted by the effects of regulatory changes, regulatory delays, and uncertainties due to the restructuring, downsizing, or decreased funding of regulatory agencies or shifts in regulatory agency policy.
•
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, including as a result of layoffs and furloughs, pausing of recruiting efforts, or regrettable employee attrition, we may not be able to successfully implement our business strategy.
•
The market price of our common stock has been, and may continue to be volatile, which could result in substantial losses for investors and could negatively impact our ability to conduct additional fundraising in the public markets.
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

We are a late-stage clinical biotechnology company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease. We commenced operations in May 2013. To date, we have financed our operations primarily through equity and debt financings and upfront payments received in connection with the GSK Agreement and previously, the AbbVie Agreement. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our product candidate latozinemab is in a Phase 3 clinical trial and our product candidate AL101 is in a Phase 2 clinical trial. In November 2024, we decided to stop the long term extension study of our product candidate AL002 based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. AL002 failed to meet the primary endpoint in that trial. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed, which resulted in termination of the AbbVie Agreement. AbbVie had previously decided in 2022 to terminate the CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. In the third quarter of 2023, we inactivated the IND application for AL101 in FTD, given that we and GSK plan to develop AL101 for the potential treatment of larger indications, including Alzheimer’s disease and Parkinson’s disease. We previously decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data. We inactivated the IND for AL044 in the third quarter of

2023. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in every reporting period since our inception. We incurred net losses of $40.5 million and $36.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $869.6 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we have generated from our collaboration arrangements with GSK, and previously, AbbVie, has been, and from our collaboration arrangement with GSK, is expected to continue to be, variable and limited in amount. For our collaborations with GSK, and previously, AbbVie, we have recognized, and for our collaboration with GSK we will continue to recognize, collaboration revenue by measuring the progress towards complete satisfaction of each performance obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•
make required payments under the Loan Agreement;
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
•
addressing impacts on our clinical trials resulting from factors related to the effects of worldwide economic conditions, including macroeconomic downturns or global recessions stemming from the economic impacts of increased inflation, supply chain disruption, trade tariffs, pandemics or other public health outbreaks, and geopolitical events and conflicts;

•
maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•
attracting, hiring, and retaining qualified personnel in the face of layoffs, hiring freezes, employee attrition or a competitive compensation environment.

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

Our operations have required substantial amounts of cash since inception, and we expect our expenses to increase significantly in the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with GSK, and previously, AbbVie. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease, will require substantial amounts of capital. Even if our clinical trials are successful, preparing for and applying for regulatory approval of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to seek regulatory approval, or regulatory approval may be significantly delayed, in any or all desired markets. Likewise, even if our product candidates are approved, commercialization of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to commercialize our approved products, or commercialization of such products may be significantly delayed, in any or all desired markets.

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $354.6 million, which we anticipate provides runway into the second half of 2027. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more rapidly than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from tariffs and global trade uncertainties, increased inflation, supply chain disruption and economic impacts of pandemics or other public health outbreaks and geopolitical events, including the ongoing conflict between Russia and Ukraine, associated sanctions targeting Russia, and the ongoing conflict in the Middle East, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced significant downturns over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us, or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

On November 14, 2024, we entered into a loan and security agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which we may access the Term Loans. The Loan Agreement provides for an initial $25.0 million tranche of Term Loans available through June 30, 2026, $10.0 million of which we borrowed at closing. Our ability to borrow an additional tranche of $25.0 million is subject to agreement on the terms and conditions thereof and the sole discretion of the Lenders. As security for our obligations under the Loan Agreement, we granted the collateral agent a first priority security interest on substantially all of our assets, subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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

We are focusing our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are currently limited approved therapeutic options available for patients with FTD, Alzheimer’s disease, Parkinson’s disease, and other neurodegenerative diseases. Recently approved therapies for the treatment of Alzheimer’s disease target a specific pathology (amyloid plaques). Our future success is highly dependent on the successful development of our product candidates for treating neurodegenerative diseases. Developing product candidates and, if approved, commercializing our products for treatment of neurodegenerative diseases subject us to a number of challenges, including obtaining disease modifying activity and efficacious dosing and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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
•
imposition of delays to clinical trials, including as a result of temporary or permanent clinical hold by regulatory agencies for any number of reasons (see for example our discussions of ARIA and other risks described in this “Risk Factors” section), including:
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
•
the cost of clinical trials of our product candidates being greater than we anticipate, including costs associated with tariffs or other import or export restrictions;
•
delays in correspondence from, reviews by, or other interactions with regulatory agencies;
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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do or sooner than anticipated, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. For example, we had been developing AL002 with AbbVie to treat patients with early Alzheimer’s disease (AD). In November 2024, we announced that AL002 failed to meet the primary endpoint in the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed, which resulted in termination of the AbbVie Agreement in February 2025. Previously, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program under which AL003 was being developed. GSK, or any other collaboration partner, may in the future decide to terminate collaboration programs based on, among other things, our clinical trial data.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, decreases in regulatory agency funding, staffing, or operations, lack of adequate funding to continue the clinical trial, and impacts of worldwide economic conditions, including trade tariffs, public health outbreaks and geopolitical events. Should the FDA or other government agency issue additional guidance that mandates material changes to our clinical trials, e.g., in response to a pandemic or other public health outbreak, the costs of such clinical trials may increase.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson's disease. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in July 2024, the FDA approved donanemab, which was developed by Eli Lilly and Company, for the treatment of Alzheimer’s disease. Donanemab targets amyloid plaques by binding to insoluble N-truncated pyroglutamate amyloid beta. In January 2023, the FDA granted accelerated approval, and in July 2023, the FDA granted full approval to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Lecanemab has been approved as a treatment for slowing progression of mild cognitive impairment and mild dementia due to Alzheimer’s disease in Japan, and in November 2024, a committee of the EMA recommended approval of lecanemab in Europe for treating mild cognitive impairment or mild dementia due to Alzheimer’s disease in patients who have only one or no copy of the ApoE4 allele. Eisai also initiated submission for a Biologics License Application (BLA) for a subcutaneous formulation of lecanemab in May 2024.

In addition, companies such as Prevail Therapeutics, Inc. and Passage Bio, Inc. are developing gene therapy based products (PR006 and PBFT02, respectively) for the treatment of FTD-GRN. There are also pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc., F. Hoffman La Roche Ltd., Aliada Therapeutics, Inc. (acquired by AbbVie), Eli Lilly, BioArctic, JCR Pharmaceuticals, and Ossianix, who are developing technologies for the transport of products, including anti-A-beta and other antibodies and product candidates, across the blood-brain barrier. Those and other competitors are pursuing product candidates that act on some of the same targets or through comparable mechanisms of action.

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

The manufacture of our product candidates is complex, and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products, if approved for patients, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and other foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and other foreign regulatory authority requirements, including complying with current good manufacturing practices (cGMPs) on an ongoing basis. Further, the manufacturers that we or our collaboration partners work with will be subject to any future legislation by Congress that may curtail the ability of foreign CDMOs to provide services to U.S. biotechnology companies. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, the U.S. federal government has experienced and may in the future experience major reductions in the federal workforce, shutdowns or budget sequestrations, which has resulted and could result in significant reductions to the FDA’s budget, employees, and/or operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The extent FDA and other regulatory authorities may also experience delays or limited resources due to the effects of worldwide economic conditions, including tariffs and global trade disruptions, pandemics or other public health outbreaks, other geopolitical events, conflicts or other reasons. To the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval, we may experience significant delays in our anticipated timelines for our clinical studies and/or for seeking regulatory approvals, which could adversely affect our business.

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

Additionally, under the new leadership at the U.S. Department of Health and Human Services (HHS), reorganization of that department, departure of senior leadership at the FDA and other agencies under HHS, and reductions in staffing at HHS may impact operations at the FDA as well as other federal agencies. Changes in the staffing and resourcing levels at the FDA may impact the FDA’s ability to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. These new policies may lead to fewer agency guidance documents, which could result in changes to FDA programs or possible delays or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies or regulations implemented under the current presidential administration and the new FDA commissioner or other executive orders. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, our interactions, correspondence, and regulatory review processes with the FDA may be delayed.

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

In February 2024, the FDA granted Breakthrough Therapy Designation to latozinemab for the treatment of FTD-GRN. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. We may not realize all the benefits of Breakthrough Designation and Fast Track designation, particularly benefits related to priority review, frequent communications with the FDA, and intensive guidance from the FDA, as applicable, due to impacts of restructuring, downsizing, and decreased funding of federal agencies including the FDA.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, CMS published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. In August 2024, CMS released the first set of negotiated prices for ten drugs under the Medicare Drug Price Negotiation Program for 2026. Various industry stakeholders, including pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. With the Supreme Court’s June 2024 decision that overturning the Chevron doctrine, the Inflation Reduction Act as well as other administration decisions of HHS, including those of CMS, may be subject to increased litigation and judicial scrutiny. The impact of these judicial challenges as well as future legislative, executive, and administrative actions under the new presidential administration, including changes in leadership at HHS, CMS, and FDA, and new agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance requirements and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, the FDA has recently authorized the state of Florida to develop a program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.

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

Changes or reductions in the FDA’s or other government agencies’ management and personnel, or changes in such agencies’ funding, could impact their ability to hire and retain key leadership and other personnel, impact the timing for development or commercialization of new products and services, or otherwise impact those agencies’ performance of historically typical business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, agency reorganizations, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result and may increase due to recent reductions in FDA staffing. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Changes at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes in the leadership at federal agencies under the new presidential administration, as well as executive orders and actions, such as staffing cuts, hiring freezes, regulatory freeze pending review by the new administration, and a freeze on external communications and federal funding, may also impact our clinical development and business operations and that of our partners or collaborators. In the past, the U.S. government has experienced budgetary shutdowns and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if regulatory agencies continue to experience workforce reductions, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In the past, the SEC and Department of Justice increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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
•
significant reductions in federal funding, such as research grants, to academic and other institutions may result in reduced opportunities to collaborate with such institutions;
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

As of March 31, 2025, we had 175 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Our near-term financial performance and development plans also require that we manage our personnel, and in each of 2023, 2024 and 2025 we committed to plans to reduce our workforce to better align our resources with our strategic priorities. We initiated a reduction in force impacting approximately 25 employees across the organization effective March 2025. One-time restructuring charges associated with the reduction in force are expected to be approximately $2.4 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Cash payments related to these expenses will be paid out and the reduction in force is expected to be completed during the third quarter of 2025. We also initiated a reduction in force impacting approximately 41 employees across the organization effective November 2024. One-time restructuring charges associated with the reduction in force are expected to be approximately $3.8 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Cash payments related to these expenses will be paid out and the reduction in force is expected to be completed during the first half of 2025. We also initiated a reduction in force impacting approximately 30 employees across the organization effective March 2023. One-time restructuring charges associated with the reduction in force were approximately $1.7 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2023. Any future reductions in or restructurings of our workforce, whether due to market downturns, uncertainty in capital markets, other macroeconomic changes or any other reason, may generate severance and other costs that may cause our business and operating results to suffer.

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

We have engaged in strategic collaborations in the past, such as our strategic collaborations with GSK, and previously, AbbVie, and we may engage in various acquisitions, collaborations, and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition, collaboration, or strategic partnership may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
volatility with respect to the financial reporting related to such arrangements, such as our expected variability in the recognition of revenue each quarter from the GSK Agreement based on the percentage-of-completion basis under the applicable accounting rules;
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

Our business is subject to risks associated with conducting business internationally. Some of our CDMOs and clinical trial sites, for example, are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•
economic weakness, including recession, inflation, or political instability in particular in non-U.S. economies and markets;
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
•
shipping of biologics/drugs;
•
trade protection measures, import or export licensing requirements, trade tariffs, or other restrictive actions by U.S. or non-U.S. governments;
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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the current presidential administration’s policies and priorities, which could affect future relationships between the United States and various other countries, most significantly China, the European Union, and other trading partners, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies. Moreover, both the United States and China have implemented significant trade tariffs against each other’s imports. While we cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all, or if such actions cause broader disruption in drug manufacturing and related industries that impact drug product availability or pricing, then our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

Our common stock is currently listed for trading on The Nasdaq Global Select Market. We must satisfy Nasdaq’s continued listing requirements, including a minimum bid price for our common stock of $1.00 per share. Given the current market environment and despite our cash position, our common stock has traded for less than $1.00 per share during the second quarter of 2025, and our aggregate market capitalization over the last several quarters has valued below the total value of our cash, cash equivalents, and investments. If we do not meet these requirements, we risk possible delisting from Nasdaq, which could have a material adverse effect on our business.

A delisting could make it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could be adversely affected. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities, and might deter certain institutions and persons from investing in our securities.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 46.8% of our outstanding common stock as of May 2, 2025. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 2.4 % for the three months ended March 31, 2025. If the inflation rate increases in the future, particularly due to trade tariffs imposed by the United States on global trade partners, it will affect our expenses, such as employee compensation and research and development charges. Even if the rate of inflation does not increase, past inflation may still affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, may impact wages and the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During our last fiscal quarter, no officer or director (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	6/15/2023
10.1+	Outside Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

ALECTOR, INC.

Date: May 8, 2025	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Marc Grasso
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)