Form 10-Q
period 2025-06-30
Alector, Inc.
filed 2025-08-07
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2025, the registrant had 101,212,329 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of worldwide economic conditions, including macroeconomic conditions, inflation, supply chain disruptions, trade tariffs, and economic impacts of pandemics or other public health outbreaks and geopolitical events on our business;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,771	$33,021
Marketable securities	262,509	380,376
Prepaid expenses and other current assets	11,898	11,420
Total current assets	319,178	424,817
Property and equipment, net	13,914	17,145
Operating lease right-of-use assets	16,990	19,951
Restricted cash	1,846	1,846
Other assets	4,494	4,544
Total assets	$356,422	$468,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,217	$2,215
Accrued clinical supply costs	5,150	6,989
Accrued liabilities	14,215	28,890
Deferred revenue, current portion	13,402	23,663
Payable to collaboration partner	6,607	5,914
Refund liability to collaboration partner, current portion	33,859	48,634
Operating lease liabilities, current portion	8,904	8,754
Total current liabilities	84,354	125,059
Deferred revenue, long-term portion	168,870	172,169
Long-term debt	9,536	9,389
Refund liability to collaboration partner, long-term portion	—	9,276
Operating lease liabilities, long-term portion	21,043	24,376
Other long-term liabilities	1,444	1,234
Total liabilities	285,247	341,503
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 101,212,329 and 99,085,888 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	971,192	955,657
Accumulated other comprehensive income	96	261
Accumulated deficit	(900,122)	(829,127)
Total stockholders’ equity	71,175	126,800
Total liabilities and stockholders’ equity	$356,422	$468,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$7,874	$15,083	$11,548	$30,976
Operating expenses:
Research and development	27,611	46,314	61,252	91,481
General and administrative	14,401	14,375	29,129	28,809
Total operating expenses	42,012	60,689	90,381	120,290
Loss from operations	(34,138)	(45,606)	(78,833)	(89,314)
Other income, net	3,614	7,003	7,838	14,639
Loss before income taxes	(30,524)	(38,603)	(70,995)	(74,675)
Income tax expense	—	73	—	80
Net loss	(30,524)	(38,676)	(70,995)	(74,755)
Unrealized loss on marketable securities	(95)	(217)	(165)	(804)
Comprehensive loss	$(30,619)	$(38,893)	$(71,160)	$(75,559)
Net loss per share, basic and diluted	$(0.30)	$(0.40)	$(0.71)	$(0.78)
Shares used in computing net loss per share, basic and diluted	100,371,632	96,674,921	99,887,605	95,242,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2024	99,085,888	$9	$955,657	$261	$(829,127)	$126,800
Vesting of restricted stock units	906,712	—	—	—	—	—
Stock-based compensation	—	—	8,351	—	—	8,351
Unrealized loss on marketable securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(40,471)	(40,471)
Balance — March 31, 2025	99,992,600	9	964,008	191	(869,598)	94,610
Vesting of restricted stock units	1,111,421	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	108,308	—	122	—	—	122
Stock-based compensation	—	—	7,062	—	—	7,062
Unrealized loss on marketable securities	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(30,524)	(30,524)
Balance — June 30, 2025	101,212,329	$9	$971,192	$96	$(900,122)	$71,175

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(70,995)	$(74,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,313	2,847
Stock-based compensation	15,413	20,216
Amortization of premiums and accretion of discounts on marketable securities	(3,785)	(8,537)
Amortization of right-of-use assets	1,757	1,725
Amortization of debt discount and debt issuance costs	140	—
Impairment of right-of-use assets and leasehold improvements	1,151	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(478)	579
Other assets	50	1,303
Accounts payable	2	643
Accrued liabilities and accrued clinical supply costs	(16,507)	(9,831)
Payable to collaboration partner	693	(1,890)
Deferred revenue	(11,548)	(30,976)
Refund liability to collaboration partner	(26,063)	(22,523)
Lease liabilities	(3,182)	(2,805)
Other long-term liabilities	210	(139)
Net cash used in operating activities	(109,829)	(124,143)
Cash flows from investing activities:
Purchase of property and equipment	(30)	(870)
Purchase of marketable securities	(131,879)	(297,769)
Maturities of marketable securities	250,385	322,163
Sale of marketable securities	2,981	1,857
Net cash provided by investing activities	121,457	25,381
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	71,108
Purchase of common stock under employee stock purchase plan	122	644
Net cash provided by financing activities	122	71,752
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,750	(27,010)
Cash, cash equivalents, and restricted cash at beginning of period	34,867	76,101
Cash, cash equivalents, and restricted cash at end of period	46,617	$49,091
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$—	$185
Interest paid	$216	$—

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash and cash equivalents	$44,771	$47,545
Restricted cash	1,846	1,546
Total cash, cash equivalents, and restricted cash	$46,617	$49,091

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	7,874	15,083	11,548	30,976
Less:
Compensation and benefits	14,262	18,368	30,819	37,011
Lab expenses and outside research services	2,903	4,106	6,127	7,372
Clinical supply costs	3,873	5,673	6,947	10,290
Clinical trials	7,081	15,239	14,094	29,528
Support functions	7,701	8,123	15,987	16,305
Other segment expenses(a)	6,192	9,180	16,407	19,784
Total operating expenses	42,012	60,689	90,381	120,290
Loss from operations	(34,138)	(45,606)	(78,833)	(89,314)
Other income, net	3,614	7,003	7,838	14,639
Segment and consolidated loss before income taxes	(30,524)	(38,603)	(70,995)	(74,675)

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$41,106	$—	$—	$41,106
U.S. government treasury securities	Level 1	28,330	8	(12)	28,326
Certificates of deposit	Level 2	15,997	3	(1)	15,999
Commercial paper	Level 2	107,609	5	(58)	107,556
Corporate bonds	Level 2	113,215	159	(8)	113,366
Total cash equivalents and marketable securities		$306,257	$175	$(79)	$306,353

	December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$31,310	$—	$—	$31,310
U.S. government treasury securities	Level 1	72,360	38	(38)	$72,360
Certificates of deposit	Level 2	15,955	4	(1)	$15,958
Commercial paper	Level 2	81,744	51	(15)	81,780
Corporate bonds	Level 2	210,056	301	(79)	210,278
Total cash equivalents and marketable securities		$411,425	$394	$(133)	$411,686

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of June 30, 2025, the remaining contractual maturities of $278.8 million of investments were less than one year and $27.5 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2025. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

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

The Company and GSK will jointly develop latozinemab and AL101, with GSK conducting Phase 3 clinical trials for Alzheimer’s disease, Parkinson’s disease and other non-orphan indications. GSK will also conduct the initial Phase 2 trial for AL101 in Alzheimer’s disease. Development costs will be shared 60% by GSK and 40% by the Company, except that, subject to the GSK Amendment (defined below), the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

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

During the three months ended September 30, 2023, as a result of the planned closure of the latozinemab Phase 2 trial and concurrent agreement by the Company to cost-share additional research and development, the Company determined there was a modification of the GSK Agreement, resulting in a decrease of the scope of the performance obligation associated with the latozinemab FTD-C9orf72 Phase 2 trial and an increase in the amount of research and development cost-shared by the Company in future periods. The impact of this additional cost share was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement.

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of June 30, 2025 was $569.6 million due to the estimated refund liabilities created from the contract modifications in 2023. The remaining estimated refund liabilities to collaboration partner as of June 30, 2025 and December 31, 2024 was $33.9 million and $57.9 million, respectively.

Collaboration revenue under the GSK Agreement during the three and six months ended June 30, 2025 was $7.9 million and $11.5 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. For the three and six months ended June 30, 2024 collaboration revenue under the GSK agreement was $12.1 million and $20.8 million, respectively. The deferred revenue related to the GSK Agreement was $182.3 million and $195.8 million as of June 30, 2025 and December 31, 2024, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by

GSK reflected as a reduction of such expenses. For the three and six months ended June 30, 2025 the Company recognized a reduction of research and development expense of $6.1 million and $10.4 million, respectively, under the GSK Agreement. For the three and six months ended June 30, 2024, the Company recognized a reduction of research and development expense of $5.7 million and $10.3 million, respectively, under the GSK Agreement.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,838	$4,990	$6,500	$10,385
General and administrative	4,224	4,919	8,913	9,831
Total stock-based compensation	$7,062	$9,909	$15,413	$20,216

7. Income Taxes

For both the three and six months ended June 30, 2025, the Company's effective tax rate was 0%. For the three and six months ended June 30, 2024, the Company's effective tax rate was (0.2)% and (0.1)%, respectively. The difference between the effective tax rate for the three and six months ended June 30, 2025 and 2024, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA"). This legislation permanently extends many of the tax provisions initially enacted in 2017 under the Tax Cuts and Jobs Act, which were originally set to expire at the end of 2025. Additionally, the OBBBA introduces changes to certain U.S. corporate tax provisions, although most of these changes will not take effect until 2026. The Company is currently assessing the impact of this new legislation but does not anticipate it will have a material impact on the results of operations.

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units subject to future vesting	5,399,351	5,374,701	5,399,351	5,374,701
Options to purchase common stock	10,177,305	11,346,095	10,177,305	11,346,095
Shares committed under 2019 ESPP	103,326	171,412	103,326	171,412
Total	15,679,982	16,892,208	15,679,982	16,892,208

9. Restructuring

On March 7, 2025, the Company committed to a plan to reduce its workforce by approximately 13% as part of its cost reduction initiatives in order to align resources with the Company’s strategic priorities, including advancing its preclinical and research pipeline. The Company initiated a reduction in force impacting approximately 25 employees across the organization. One-time restructuring charges associated with the reduction in force are expected to be approximately $2.4 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. For the three months ended June 30, 2025 there were no restructuring charges incurred by the Company. For the six months ended June 30, 2025, the Company incurred restructuring costs of $2.3 million that were included in operating expenses. Accrued liabilities associated with restructuring costs as of June 30, 2025 were $0.2 million.

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

Clinical Pipeline

Latozinemab (AL001)

Latozinemab is an investigational human recombinant monoclonal antibody designed to elevate progranulin (PGRN), a protein encoded by the granulin (GRN) gene that regulates lysosomal function, neuronal survival, and inflammation in the brain. Our lead PGRN-elevating candidate is being developed for the potential treatment of frontotemporal dementia with a granulin gene mutation (FTD-GRN), which is caused by heterozygous loss-of-function (LOF) mutations in the GRN gene that result in PGRN haploinsufficiency. Frontotemporal dementia (FTD) is a severe, rapidly progressing neurodegenerative disorder that affects 50,000 to 60,000 people in the United States and approximately 110,000 people in the European Union. FTD has several heritable forms, with FTD-GRN accounting for an estimated 5% to 10% of all individuals living with the condition. There are currently no approved therapies for any form of FTD, and we believe latozinemab is the most advanced drug candidate in development for FTD-GRN.

Latozinemab is currently being studied in INFRONT-3, a global, pivotal, 96-week Phase 3 clinical trial evaluating the safety and efficacy of our investigational PGRN-elevating antibody in slowing disease progression in individuals with FTD-GRN. We completed enrollment in INFRONT-3 in October 2023. Topline data are anticipated from the trial by mid-fourth quarter of 2025. The statistical analysis plan (SAP) for INFRONT-3 has been amended after engagement with the U.S. Food and Drug Administration (FDA). The SAP will include plasma progranulin (PGRN) as a co-primary endpoint along with the Clinical Dementia Rating® plus National Alzheimer’s Coordinating Center Frontotemporal Lobar Degeneration Sum of Boxes (CDR® plus NACC FTLD-SB).

In prior clinical studies in FTD-GRN patients, latozinemab demonstrated elevation of PGRN levels to the normal range and early signals of exploratory biomarker and clinical activity. Latozinemab has been generally well tolerated in healthy volunteers and FTD-GRN patients across our Phase 1a, Phase 1b, and open label Phase 2 clinical trials. Latozinemab was granted Orphan Drug Designation for FTD from the FDA as well as Breakthrough Therapy Designation and Fast Track Designation for FTD-GRN. The European Medicines Agency (EMA) has also granted Orphan Drug Status for latozinemab.

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

In April 2025, enrollment was completed in PROGRESS-AD, a randomized, double-blind, placebo-controlled, 76-week Phase 2 global clinical trial evaluating the safety and efficacy of AL101/GSK4527226 in slowing disease progression in early AD. Trial completion is expected in 2026. In May 2023, we and GSK amended the GSK Agreement (the GSK Amendment). Under the terms of the GSK Amendment, we are responsible for funding GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of AL101 in early AD.

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

ADP037-ABC Program

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

ADP050-ABC Program

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

ADP064-ABC Program

ADP064-ABC targets tau pathology in AD using anti-tau siRNA combined with ABC, which aims to prevent the synthesis of the tau mRNA and protein, with the goal of removing toxic tau, suppressing tau protein expression, and slowing cognitive decline in AD.

Our operations have been financed primarily through our collaboration with GSK, our previous collaboration with AbbVie Biotechnology, Ltd. (AbbVie) entered into in October 2017 and terminated in February 2025 (the AbbVie Agreement), the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO), and follow-on equity financings.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $30.5 million and $71.0 million for the three and six months ended June 30, 2025, respectively. Our net losses were $38.7 million and $74.8 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $900.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On March 7, 2025, we committed to a plan to reduce our workforce by approximately 13% to better align our resources with our strategic priorities including advancing our preclinical and research pipeline. We initiated such reduction in force impacting approximately 25 employees across the organization. Our cash, cash equivalents, and marketable securities as of June 30, 2025, totaled $307.3 million, which we anticipate provides runway into the second half of 2027.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to the AbbVie Agreement and GSK Agreement for the license and co-development of product candidates with those parties. We recognized revenue from the upfront payments and the milestone payment received from AbbVie over time as services were provided. We recognize revenue from the upfront payments from GSK at a point in time for a development license and over time for research and development services. Revenues for research and development services are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

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

We expect that our revenue for the next several years will be derived primarily from the GSK Agreement. The balance of deferred revenue was $182.3 million as of June 30, 2025, related to the GSK Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and AL101.

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

Specific program expenses include expenses associated with the development of our most advanced product candidates: latozinemab, which is being studied in a pivotal Phase 3 clinical trial, INFRONT-3; and AL101, which is being studied in the PROGRESS-AD Phase 2 clinical trial. We also have expenses related to the discovery and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

Where we share costs with our collaboration partners, such as in our GSK Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our partner.

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, and as we seek regulatory approvals for any product candidates that successfully complete clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Dollar
	2025	2024	Change
	(In thousands)
Collaboration revenue	$7,874	$15,083	$(7,209)
Operating expenses:
Research and development	27,611	46,314	(18,703)
General and administrative	14,401	14,375	26
Total operating expenses	42,012	60,689	(18,677)
Loss from operations	(34,138)	(45,606)	11,468
Other income, net	3,614	7,003	(3,389)
Loss before income taxes	(30,524)	(38,603)	8,079
Income tax expense	—	73	(73)
Net loss	$(30,524)	$(38,676)	$8,152

Revenue

Collaboration revenue was $7.9 million for the three months ended June 30, 2025, compared to $15.1 million for the three months ended June 30, 2024. The $7.2 million decrease was mainly due to the satisfaction of the performance obligation associated with the AL002 program and the latozinemab FTD-C9orf72 Phase 2 trial in the fourth quarter of 2024. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

Research and Development Expenses

Research and development expenses were $27.6 million for the three months ended June 30, 2025, compared to $46.3 million for the three months ended June 30, 2024. The decrease of $18.7 million was mainly due to a decrease in research and development expenses for the AL002 program and latozinemab program as well as a decrease in personnel related costs as a result of the reductions in force.

	Three Months Ended June 30,		Dollar
	2025	2024	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$894	$4,209	$(3,315)
AL101	938	1,126	(188)
AL002	2,049	12,424	(10,375)
Other programs	5,025	4,377	648
Indirect research and development expenses
Personnel related (including stock-based compensation)	12,055	17,996	(5,941)
Facilities and other unallocated research and development expenses	6,650	6,182	468
Total research and development expenses	$27,611	$46,314	$(18,703)

General and Administrative Expenses

General and administrative expenses were $14.4 million for both the three months ended June 30, 2025 and the three months ended June 30, 2024.

Other Income, Net

Other income, net was $3.6 million for the three months ended June 30, 2025, compared to $7.0 million for the three months ended June 30, 2024. The decrease of $3.4 million was due to lower interest income from a reduction in marketable securities used to fund our operations and interest rate cuts.

Income Tax Expense

There was no income tax expense for the three months ended June 30, 2025 and income tax expense was less than $0.1 million for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Dollar
	2025	2024	Change
	(In thousands)
Collaboration revenue	$11,548	$30,976	$(19,428)
Operating expenses:
Research and development	61,252	91,481	(30,229)
General and administrative	29,129	28,809	320
Total operating expenses	90,381	120,290	(29,909)
Loss from operations	(78,833)	(89,314)	10,481
Other income, net	7,838	14,639	(6,801)
Loss before income taxes	(70,995)	(74,675)	3,680
Income tax expense	—	80	(80)
Net loss	$(70,995)	$(74,755)	$3,760

Revenue

Collaboration revenue was $11.5 million for the six months ended June 30, 2025, compared to $31.0 million for the six months ended June 30, 2024. The $19.4 million decrease was mainly due to the satisfaction of the performance obligation associated with the AL002 program and the latozinemab FTD-C9orf72 Phase 2 trial in the fourth quarter of 2024. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $61.3 million for the six months ended June 30, 2025 compared to $91.5 million for the six months ended June 30, 2024. The decrease of $30.2 million was mainly due to a decrease in research and development expenses for the AL002 program and latozinemab program as well as a decrease in personnel related costs as a result of the reductions in force.

	Six Months Ended June 30,		Dollar
	2025	2024	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$3,099	$6,305	$(3,206)
AL101	1,955	2,064	(109)
AL002	5,433	25,686	(20,253)
Other programs	9,853	8,346	1,507
Indirect research and development expenses
Personnel related (including stock-based compensation)	28,721	36,893	(8,172)
Facilities and other unallocated research and development expenses	12,191	12,187	4
Total research and development expenses	$61,252	$91,481	$(30,229)

General and Administrative Expenses

General and administrative expenses were $29.1 million for the six months ended June 30, 2025 compared to $28.8 million for the six months ended June 30, 2024.

Other Income, Net

Other income, net was $7.8 million for the six months ended June 30, 2025 compared to $14.6 million for the six months ended June 30, 2024. The decrease of $6.8 million was due to lower interest income from a reduction in marketable securities used to fund our operations and interest rate cuts.

Income Tax Expense

There was no income tax expense for the six months ended June 30, 2025 compared to less than $0.1 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

Since our inception through June 30, 2025, our operations have been financed primarily by our collaborations with GSK, and previously, AbbVie, and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on equity and debt financings.

As of June 30, 2025, we had $307.3 million of cash, cash equivalents, and marketable securities. As of June 30, 2025, we had an accumulated deficit of $900.1 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements into the second half of 2027. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. We will need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. On November 7, 2023, we entered into an at-the-market sales agreement with Cowen and Company, LLC (TD Cowen) pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen. On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, on November 14, 2024, we entered into a loan agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (the “Loan Agreement”), pursuant to which we may access up to two tranches of Term Loans in an aggregate principal amount of up to $50,000,000. The initial tranche of Term Loans provides for an aggregate principal amount of up to $25,000,000 through June 30, 2026, subject to the satisfaction of certain conditions. The second tranche of Term Loans provides for up to $25,000,000 and is available at the sole discretion of the Lenders. We borrowed $10,000,000 principal amount of the initial tranche of Term Loans on the closing date of the Loan Agreement.

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
•
addition or retention of key research and development personnel;
•
our efforts to enhance operational, financial, and information management systems, and hire or retain personnel, including personnel to support development of our product candidates;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(109,829)	$(124,143)
Cash provided by investing activities	121,457	25,381
Cash provided by financing activities	122	71,752

Operating Activities

For the six months ended June 30, 2025, cash used in operating activities was $109.8 million. This was mainly due to the net loss of $71.0 million. We also had a decrease in refund liability to collaboration partner of $26.1 million, a decrease in deferred revenue of $11.5 million, a decrease in accrued liabilities and accrued clinical supply costs of $16.5 million. This was offset by a non-cash charge of $15.4 million for stock-based compensation.

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

Investing Activities

For the six months ended June 30, 2025, cash provided by investing activities of $121.5 million was primarily related to the maturities of marketable securities of $250.4 million offset by purchases of marketable securities of $131.9 million.

For the six months ended June 30, 2024, cash provided by investing activities of $25.4 million was primarily related to the maturities of marketable securities of $322.2 million offset by purchases of marketable securities of $297.8 million.

Financing Activities

For the six months ended June 30, 2025, cash provided by financing activities of $0.1 million was primarily from the proceeds from the purchase of common stock under the employee stock purchase plan.

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

We had cash, cash equivalents, and marketable securities of $307.3 million as of June 30, 2025, which consisted primarily of money market funds, U.S. treasury securities, corporate bonds, certificates of deposit, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $1.1 million as of June 30, 2025.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of June 30, 2025, approximately $0.3 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation of our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, including as a result of reductions in force, layoffs and furloughs, pausing of recruiting efforts, or regrettable employee attrition, we may not be able to successfully implement our business strategy.
•
The market price of our common stock has been, and may continue to be volatile, which could result in substantial losses for investors and could negatively impact our ability to conduct additional fundraising in the public markets.
•
Our existing cash, cash equivalents, and marketable securities may not be sufficient to fund our future operating expenses and capital expenditure requirements.
•
Our existing or future indebtedness and any associated debt covenants may impact on our business and growth prospects.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $30.5 million and $71.0 million for the three and six months ended June 30, 2025, respectively. We incurred net losses of $38.7 million and $74.8 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $900.1 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we have generated from our collaboration arrangements with GSK, and previously, AbbVie, has been, and from our collaboration arrangement with GSK, is expected to continue to be, variable and limited in amount. For our collaborations with GSK, and previously, AbbVie, we have recognized, and for our collaboration with GSK, we will continue to recognize, collaboration revenue by measuring the progress towards complete satisfaction of each performance obligation measured as the program costs are incurred. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•
addressing impacts on our clinical trials resulting from factors related to the effects of U.S. and worldwide economic conditions, including macroeconomic downturns or global recessions stemming from the economic impacts of increased inflation, supply chain disruption, trade tariffs, pandemics or other public health outbreaks, and geopolitical events and conflicts;
•
maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•
attracting, hiring, and retaining qualified personnel in the face of reductions in force, layoffs, hiring freezes, employee attrition or a competitive compensation environment.

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

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $307.3 million, which we anticipate provides runway into the second half of 2027. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more than we presently anticipate.

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

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular technologies, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic test and any applicable regulatory requirements that would need to be met to enable its use.

Our Loan Agreement requires us to comply with specified operating covenants and places restrictions on our operating and financial flexibility.

On November 14, 2024, we entered into a loan and security agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which we may access the Term Loans. The Loan Agreement provides for an initial $25.0 million tranche of Term Loans available through June 30, 2026, $10.0 million of which we borrowed at closing. Our ability to borrow an additional tranche of $25.0 million is subject to the terms and conditions of the Loan Agreement and at the sole discretion of the Lenders. As security for our obligations under the Loan Agreement, we granted the collateral agent a first priority security interest on substantially all of our assets, subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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
•
a product candidate may upon further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to have an acceptable safety profile or be sufficiently effective or otherwise does not meet applicable regulatory criteria;
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

We have never completed a clinical development program. Our product candidate latozinemab is in a Phase 3 clinical trial and our product candidate AL101 is in a Phase 2 clinical trial. We cannot be certain that any of our product candidates will be successful in these or any other future clinical trials. Our current or future clinical trials of our product candidates may not demonstrate their safety or efficacy, either in the indications currently being tested or in any other indications, or either as single agent therapies or in combination with other therapeutics, such as anti-amyloid beta antibodies or other therapies that may be available for indications relevant to our development programs. For example, we had been developing AL002 with AbbVie to treat patients with early Alzheimer’s disease (AD). In November 2024, we announced that AL002 failed to meet the primary endpoint in the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD, and we announced our decision to stop the long term extension study of AL002 in view of those results. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed, which resulted in termination of the AbbVie Agreement in February 2025. Previously, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program under which AL003 was being developed, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. In the future, GSK or any other collaboration partner may decide to terminate a collaboration program based on, among other things, our clinical trial data.

For any product candidates that have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion. For example, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data.

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

We also seek to develop product candidates against targets in our preclinical and research pipeline, with certain candidates incorporating our ABC technology, for a range of neurodegenerative diseases. For example, we are currently pursuing ADP037-ABC, our brain-penetrant anti-amyloid beta antibody in AD, ADP050-ABC, our brain-penetrant GCase enzyme replacement therapy in Parkinson’s disease, and ADP064-ABC, our brain-penetrant anti-tau siRNA in AD, all of which are enabled by ABC. If we are unable to advance those programs or other preclinical or research candidates, our future pipeline opportunities may be reduced.

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
•
delays in correspondence from, reviews by, or other interactions with the FDA or regulatory agencies in other countries;
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

In addition, even if our current clinical trials, including our pivotal INFRONT-3 Phase 3 trial of latozinemab, or any future clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit its commercial potential. Further, even if regulatory approval is secured for any of our product candidates, we cannot be assured that a federal court will not modify, invalidate, or revoke such approval.

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

In addition, companies such as Prevail Therapeutics, Inc. and Passage Bio, Inc. are developing gene therapy based products (PR006 and PBFT02, respectively) for the treatment of FTD-GRN. There are also pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc., F. Hoffman La Roche Ltd., Aliada Therapeutics, Inc. (acquired by AbbVie), Eli Lilly, BioArctic, JCR Pharmaceuticals, and Ossianix, who are developing technologies for the transport of products, including anti-A-beta and other antibodies and product candidates, across the blood-brain barrier. Those and other competitors are pursuing product candidates that act on some of the same targets or through comparable mechanisms of action as we are pursuing.

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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in large quantities. Our CDMOs may be unable to successfully produce or increase the manufacturing scale or capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If any of the foregoing occurs, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and/or regulatory approval or commercial launch of any resulting product may be delayed or not obtained in any or all jurisdictions in which such approval or launch is intended, which could significantly harm our business. The same risk would apply to our own manufacturing facilities, should we in the future decide to build our own manufacturing capacity, or to a collaboration partner manufacturing our product candidates or commercial products, if approved, using their CDMOs or their own facilities. In addition, building such manufacturing capacity would carry significant risks in terms of being able to plan, design, and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

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
•
the inability to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
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

Any products we or a collaboration partner commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted or potential future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continued governmental control even after initial approval is granted. As a result, a product candidate might obtain marketing approval in a particular country, but then be subject to price regulations that delay or render commercially inviable commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

Further, the current administration has issued an executive order focused on decreasing prescription drug prices, which directs the Secretary of Health and Human Services (HHS) to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price. The order further directs the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS sets most-favored-nation pricing targets for prescription drugs or increases generic and biosimilar drug entry sooner than expected, then those actions could have a material adverse effect on our ability to set adequate pricing, recoup our investment in R&D, and commercialize our product candidates, if approved. We cannot predict the full impact of this executive order or other measures that may be implemented by the current administration related to drug pricing.

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

Additionally, under the current leadership at the U.S. Department of Health and Human Services (HHS), reorganization of that department, change in focus of the administration, departure of senior leadership at the FDA and other agencies under HHS, and reductions in staffing at HHS may impact operations at the FDA as well as other federal agencies. Changes in the staffing and resourcing levels at the FDA may impact the FDA’s ability to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. These policies may lead to fewer agency guidance documents, which could result in changes to FDA programs or possible delays or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies or regulations implemented under the current presidential administration and the new FDA commissioner or other executive orders. To the extent the agency's reduction in force and other agency changes lead to disruptions in the FDA’s operations, our interactions, correspondence, and regulatory review processes with the FDA may be delayed.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•
issue warning letters that would result in adverse publicity and potentially cause disruptions to our business;
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

Healthcare legislative and executive measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, CMS published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. In August 2024, CMS released the first set of negotiated prices for ten drugs under the Medicare Drug Price Negotiation Program for 2026. Various industry stakeholders, including pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. With the Supreme Court’s June 2024 decision that overturning the Chevron doctrine, the Inflation Reduction Act as well as other administration decisions of HHS, including those of CMS, may be subject to increased litigation and judicial scrutiny. Further, the current administration has issued an executive order focused on decreasing prescription drug prices, which directs the Secretary of Health and Human Services (HHS) to set most-favored-nation pricing targets. This order could have a material adverse effect on our ability to set adequate pricing, recoup our investment in R&D, and commercialize our product candidates, if approved. We cannot predict the full impact of this executive orders or other measures that may be implemented by the current administration related to drug pricing. The impact of ongoing judicial challenges against provisions of the Inflation Reduction Act as well as future legislative, executive, and administrative actions under the current presidential administration, including changes in leadership at HHS, CMS, and FDA, and new agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

We are unable to predict the future course of federal or state healthcare legislation or actions in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition, and results of operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, agency reorganizations, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result and may increase due to recent reductions in FDA staffing. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Changes at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes in the leadership at federal agencies under the current presidential administration, as well as executive orders and actions, such as staffing cuts, hiring freezes, regulatory freeze pending review by the new administration, and a freeze on external communications and federal funding, may also impact our clinical development and business operations and that of our partners or collaborators. In the past, the U.S. government has experienced budgetary shutdowns and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if regulatory agencies continue to experience workforce reductions, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Furthermore, our or our collaborators’ patents may be subject to a reservation of rights by one or more third parties. For example, we received an award from the National Institute of Health in support of our research into the production and characterization of novel therapeutic antibodies against the neurotrophic factor PGRN degrading receptor SORT1, which led to the development of our product candidates latozinemab and AL101. As a result, the U.S. government may have certain rights to resulting intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of the government funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements for public use under federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in facilities in the United States in certain circumstances and if the U.S. government does not waive this requirement. Any exercise by the U.S. government of its rights, including denial of a waiver request, or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects, including our plans and timing for potential commercialization.

Moreover, the government may implement new policies and guidelines that impose certain risks on our intellectual property. On July 28, 2023, President Biden issued an Executive Order that emphasized a preference for domestic manufacturing for subject inventions under the Bayh Dole Act (Bayh Dole). On December 7, 2023, the National Institutes of

Science and Technology (NIST) published a draft framework for expanding the use of the government’s march-in rights under Bayh Dole. To date, the government has not exercised its march-in rights against any federal funding recipient (assignee or exclusive licensee). However, the framework proposes using the price of pharmaceuticals as a factor in determining whether a federally funded drug is sufficiently accessible to the public and as a basis for the exercise of the government’s march-in rights. If the final framework applies to certain inventions developed with government funding and no waivers or exceptions apply, the U.S. government could exercise its march-in rights for these subject inventions under the new framework, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects, including our plans and timing for potential commercialization.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Rulings from the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in the Supreme Court decision, Amgen Inc. v. Sanofi, 143 S.Ct. 1243 (2023), the Court affirmed a Federal Circuit decision and held that patent claims reciting a genus of antibodies defined by a functional property were invalid because the specification did not provide sufficient teaching to make and use the full scope of the claimed genus. These rulings have created uncertainty with respect to the validity and enforceability of patents, once obtained, for example, with respect to written description and enablement requirements. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

As of June 30, 2025, we had 163 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Our near-term financial performance and development plans also require that we manage our personnel, and in each of 2023, 2024 and 2025 we committed to plans to reduce our workforce to better align our resources with our strategic priorities. We initiated a reduction in force impacting approximately 25 employees across the organization effective March 2025. One-time restructuring charges associated with the reduction in force are expected to be approximately $2.4 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2025. We also initiated a reduction in force impacting approximately 41 employees across the organization effective November 2024. One-time restructuring charges associated with the reduction in force are expected to be approximately $3.8 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2025. We also initiated a reduction in force impacting approximately 30 employees across the organization effective March 2023. One-time restructuring charges associated with the reduction in force were approximately $1.7 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2023.

Any future reductions in or restructurings of our workforce may generate severance and other costs that may cause our business and operating results to suffer. Future reductions in force or restructuring of our workforce may occur as a result of market downturns, uncertainty in capital markets, or other macroeconomic changes, or may occur if we are unable to obtain additional capital to develop our product candidates or fund operations or if our clinical trials are not successful.

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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the current presidential administration’s policies and priorities, which could affect future relationships between the United States and various other countries, most significantly China, the European Union, and other trading partners, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies. Moreover, both the United States and China have implemented significant trade tariffs against each other’s imports. The current administration has issued an executive order directing the FDA to increase fees for and inspections of foreign drug manufacturing facilities, including facilities in India and China, and further including other measures to promote drug manufacturing in the United States. A Department of Justice rule effective in April 2025, along with subsequent action by the FDA, prohibits or restricts transfer of sensitive personal data, including health data, biometric data, and human genomic data, and patient biological materials to China and other “countries of concern” in the interests of national security. While we cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all, then our business may be seriously harmed. Likewise, if foreign policy measures, such as those described above, cause broader disruption in drug manufacturing and related industries that impact drug development, clinical trials, and drug product availability or pricing, then our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 45.9% of our outstanding common stock as of August 1, 2025. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States recently experienced historically high levels of inflation. According to the U.S. Bureau of Labor Statistics, the annual consumer price index increase for the United States was approximately 2.7 % for the three months ended June 30, 2025. If the inflation rate increases in the future, particularly due to trade tariffs imposed by the United States on global trade partners, it will affect our expenses, such as employee compensation and research and development charges. Even if the rate of inflation does not increase, past inflation may still affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, may impact wages and the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 5. Other Information

(a) None.

(b) None.

(c) During our last fiscal quarter, the following officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 27, 2025, Paula Hammond, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Hammond’s plan provides for the sale from time to time of an aggregate of up to 14,000 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Hammond's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on May 26, 2026, or earlier if all transactions under the trading plan are completed. Dr. Hammond’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

On June 20, 2025, Marc Grasso, the Company’s former Chief Financial Officer, terminated a Rule 10b5-1 trading plan that was originally adopted on September 13, 2024 and provided for (i) the exercise of vested stock options to purchase an aggregate of up to 75,501 shares of the Company’s common stock, and (ii) the sale from time to time of an aggregate of up to 84,357 shares of the Company’s common stock. The terminated plan would have expired on September 13, 2025 had it not been terminated.

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

ALECTOR, INC.

Date: August 7, 2025	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Neil Berkley
Neil Berkley
Chief Business Officer and Interim CFO
(Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Grace Wong-Sarad
Grace Wong-Sarad
Vice President, Accounting (Principal Accounting Officer)