Form 10-Q
period 2025-09-30
Alector, Inc.
filed 2025-11-06
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 109,151,472 shares of common stock, $0.0001 par value per share, outstanding.

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
•
existing and potential future government actions, legislation, regulations, regulatory developments, and regulatory agencies in the United States and other jurisdictions;
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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$76,503	$33,021
Marketable securities	214,605	380,376
Prepaid expenses and other current assets	9,277	11,420
Total current assets	300,385	424,817
Property and equipment, net	12,714	17,145
Operating lease right-of-use assets	15,869	19,951
Restricted cash	1,846	1,846
Other assets	4,471	4,544
Total assets	$335,285	$468,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,757	$2,215
Accrued clinical supply costs	3,547	6,989
Accrued liabilities	18,332	28,890
Deferred revenue, current portion	11,743	23,663
Payable to collaboration partner	10,788	5,914
Refund liability to collaboration partner, current portion	21,818	48,634
Operating lease liabilities, current portion	8,979	8,754
Total current liabilities	79,964	125,059
Deferred revenue, long-term portion	167,269	172,169
Long-term debt	9,611	9,389
Refund liability to collaboration partner, long-term portion	—	9,276
Operating lease liabilities, long-term portion	19,285	24,376
Other long-term liabilities	1,444	1,234
Total liabilities	277,573	341,503
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 107,446,056 and 99,085,888 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	10	9
Additional paid-in capital	992,294	955,657
Accumulated other comprehensive income	197	261
Accumulated deficit	(934,789)	(829,127)
Total stockholders’ equity	57,712	126,800
Total liabilities and stockholders’ equity	$335,285	$468,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$3,260	$15,342	$14,808	$46,318
Operating expenses:
Research and development	29,350	47,998	90,602	139,479
General and administrative	11,518	15,778	40,647	44,587
Total operating expenses	40,868	63,776	131,249	184,066
Loss from operations	(37,608)	(48,434)	(116,441)	(137,748)
Other income, net	2,941	6,214	10,779	20,853
Loss before income taxes	(34,667)	(42,220)	(105,662)	(116,895)
Income tax expense	—	—	—	80
Net loss	(34,667)	(42,220)	(105,662)	(116,975)
Unrealized gain (loss) on marketable securities	101	1,551	(64)	747
Comprehensive loss	$(34,566)	$(40,669)	$(105,726)	$(116,228)
Net loss per share, basic and diluted	$(0.34)	$(0.43)	$(1.05)	$(1.22)
Shares used in computing net loss per share, basic and diluted	102,597,601	97,519,595	100,800,863	96,007,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2024	99,085,888	$9	$955,657	$261	$(829,127)	$126,800
Vesting of restricted stock units	906,712	—	—	—	—	—
Stock-based compensation	—	—	8,351	—	—	8,351
Unrealized loss on marketable securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(40,471)	(40,471)
Balance — March 31, 2025	99,992,600	9	964,008	191	(869,598)	94,610
Vesting of restricted stock units	1,111,421	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	108,308	—	122	—	—	122
Stock-based compensation	—	—	7,062	—	—	7,062
Unrealized loss on marketable securities	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(30,524)	(30,524)
Balance — June 30, 2025	101,212,329	$9	$971,192	$96	$(900,122)	$71,175
Vesting of restricted stock units	818,565	—	—	—	—	—
Issuance of common stock, net of issuance costs of $300	5,415,162	1	14,700			14,701
Stock-based compensation	—	—	6,402	—	—	6,402
Unrealized gain on marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(34,667)	(34,667)
Balance — September 30, 2025	107,446,056	$10	$992,294	$197	$(934,789)	$57,712

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(105,662)	$(116,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,550	4,165
Stock-based compensation	21,815	29,251
Amortization of premiums and accretion of discounts on marketable securities	(5,333)	(11,800)
Amortization of right-of-use assets	2,852	2,598
Amortization of debt discount and debt issuance costs	215	—
Impairment of right-of-use assets and leasehold improvements	1,151	2,205
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,143	4,784
Other assets	73	1,330
Accounts payable	2,542	1,333
Accrued liabilities and accrued clinical supply costs	(13,993)	(6,465)
Payable to collaboration partner	4,874	(931)
Deferred revenue	(14,808)	(46,318)
Refund liability to collaboration partner	(38,104)	(33,636)
Lease liabilities	(4,865)	(4,279)
Other long-term liabilities	210	(139)
Net cash used in operating activities	(142,340)	(174,877)
Cash flows from investing activities:
Purchase of property and equipment	(41)	(1,082)
Purchase of marketable securities	(190,831)	(381,120)
Maturities of marketable securities	358,890	446,074
Sale of marketable securities	2,981	1,857
Net cash provided by investing activities	170,999	65,729
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	14,701	71,108
Purchase of common stock under employee stock purchase plan	122	644
Net cash provided by financing activities	14,823	71,752
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,482	(37,396)
Cash, cash equivalents, and restricted cash at beginning of period	34,867	76,101
Cash, cash equivalents, and restricted cash at end of period	78,349	$38,705
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$—	$27
Interest paid	$218	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Liquidity

Alector, Inc. (Alector or the Company) is a Delaware corporation headquartered in South San Francisco, California. Alector is a clinical stage biotechnology company focused on developing therapies to counteract the devastating progression of neurodegeneration.

Public Offering

On January 19, 2024, the Company completed a public offering through selling and issuing 10,869,566 shares of common stock at a price per share of $6.57, resulting in aggregate net proceeds of $71.1 million, after deducting underwriting discounts and commissions and offering costs.

At-the-Market Offering

On November 7, 2023, the Company entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which the Company may offer and sell from time to time through TD Securities up to $125,000,000 of shares of its common stock, in such share amounts as the Company may specify by notice to TD Securities (the Sales Agreement). As of September 30, 2025, the Company has issued 5,415,162 shares and received approximately $14.7 million in net proceeds from the sale of securities pursuant to the Sales Agreement. In October 2025, the Company issued an additional 1,695,000 shares and received approximately $5.3 million in net proceeds from the sale of securities pursuant to the Sales Agreement.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash and cash equivalents	$76,503	$37,159
Restricted cash	1,846	1,546
Total cash, cash equivalents, and restricted cash	$78,349	$38,705

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$3,260	$15,342	$14,808	$46,318
Less:
Compensation and benefits	13,036	18,405	43,855	55,416
Lab expenses and outside research services	3,570	3,874	9,697	11,246
Clinical supply costs	2,329	5,907	9,276	16,197
Clinical trials	5,947	16,389	20,041	45,917
Support functions	7,368	10,026	23,355	26,331
Other segment expenses(a)	8,618	9,175	25,025	28,959
Total operating expenses	40,868	63,776	131,249	184,066
Loss from operations	(37,608)	(48,434)	(116,441)	(137,748)
Other income, net	2,941	6,214	10,779	20,853
Segment and consolidated loss before income taxes	(34,667)	(42,220)	(105,662)	(116,895)

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$50,561	$—	$—	$50,561
U.S. government treasury securities	Level 1	15,334	12	(2)	15,344
Certificates of deposit	Level 2	16,058	8	—	16,066
Commercial paper	Level 2	121,553	14	(20)	121,547
Corporate bonds	Level 2	84,023	187	(2)	84,208
Total cash equivalents and marketable securities		$287,529	$221	$(24)	$287,726

	December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$31,310	$—	$—	$31,310
U.S. government treasury securities	Level 1	72,360	38	(38)	$72,360
Certificates of deposit	Level 2	15,955	4	(1)	$15,958
Commercial paper	Level 2	81,744	51	(15)	81,780
Corporate bonds	Level 2	210,056	301	(79)	210,278
Total cash equivalents and marketable securities		$411,425	$394	$(133)	$411,686

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of September 30, 2025, the remaining contractual maturities of $265.2 million of investments were less than one year and $22.5 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2025. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

5. Collaboration Agreement with GSK

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which the Company and GSK collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and nivisnebart (formerly AL101/GSK4527226) (GSK Agreement). The GSK Agreement became effective on August 17, 2021.

Under the terms of the GSK Agreement, the Company received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, the Company may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, subject to successful advancement and commercialization of product candidates in multiple indications under the agreement. In the United States, the Company and GSK will equally share profits and losses from commercialization of product candidates under the agreement. Outside of the United States, the Company will be eligible for double-digit tiered royalties.

The Company and GSK will conduct development jointly, with GSK conducting Phase 3 clinical trials for Alzheimer’s disease, Parkinson’s disease and other non-orphan indications. GSK is conducting the initial Phase 2 trial for nivisnebart in Alzheimer’s disease. Development costs will be shared 60% by GSK and 40% by the Company, except that, subject to the GSK Amendment (defined below), the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties will share manufacturing development costs equally.

In May 2023, the Company and GSK amended the GSK Agreement (GSK Amendment). Under the terms of the GSK Amendment, the Company is responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the initial Phase 2 trial for nivisnebart in Alzheimer’s disease. The GSK Amendment was determined to be a contract modification to the GSK Agreement. The expected cost reimbursement to GSK was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of September 30, 2025 was $569.6 million due to the estimated refund liabilities created from the contract modifications in 2023. The remaining estimated refund liabilities to collaboration partner as of September 30, 2025 and December 31, 2024 was $21.8 million and $57.9 million, respectively.

Collaboration revenue under the GSK Agreement during the three and nine months ended September 30, 2025 was $3.3 million and $14.8 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. For the three and nine months ended September 30, 2024 collaboration revenue under the GSK agreement was $8.0 million and $28.8 million, respectively. The deferred revenue related to the GSK Agreement was $179.0 million and $195.8 million as of September 30, 2025 and December 31, 2024, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three and nine months ended September 30, 2025, the Company recognized a reduction of research and development expense of $1.3 million and $11.6 million, respectively, under the GSK Agreement. For the three and nine months ended September 30, 2024, the Company recognized a reduction of research and development expense of $5.5 million and $15.8 million, respectively, under the GSK Agreement.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,590	$4,488	$9,090	$14,873
General and administrative	3,812	4,547	12,725	14,378
Total stock-based compensation	$6,402	$9,035	$21,815	$29,251

7. Income Taxes

For both the three and nine months ended September 30, 2025, the Company's effective tax rate was 0%. For the three and nine months ended September 30, 2024, the Company's effective tax rate was 0% and (0.1)%, respectively. The difference between the effective tax rate for the three and nine months ended September 30, 2025 and 2024, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset.

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

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units subject to future vesting	4,788,750	4,765,073	4,788,750	4,765,073
Options to purchase common stock	9,339,551	11,195,905	9,339,551	11,195,905
Shares committed under 2019 ESPP	99,033	171,412	99,033	171,412
Total	14,227,334	16,132,390	14,227,334	16,132,390

9. Restructuring

On March 7, 2025, the Company committed to a plan to reduce its workforce by approximately 13% as part of its cost reduction initiatives in order to align resources with the Company’s strategic priorities, including advancing its preclinical and research pipeline. The Company initiated a reduction in force impacting approximately 25 employees across the organization. Restructuring charges associated with the reduction in force are expected to be approximately $2.3 million, primarily consisting of personnel expenses such as salaries, severance payments, and other benefits. For the three months ended September 30, 2025, the Company recognized a $0.1 million reduction in restructuring charges. For the nine months ended September 30, 2025, the Company incurred restructuring costs of $2.2 million that were included in operating expenses. Accrued liabilities associated with restructuring costs as of September 30, 2025 were less than $0.1 million.

10. Subsequent Events

On October 21, 2025, the Company committed to a plan to reduce its workforce by approximately 47% in order to align resources with the Company’s strategic priorities, following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab (AL001) in individuals with frontotemporal dementia due to a GRN mutation (FTD-GRN). Total incremental restructuring charges associated with the reduction in force are expected to be approximately $7.5 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses will be paid out and the reduction in force is expected to be completed during the first half of 2026.

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

Overview

We are a clinical stage biotechnology company with a mission to make degenerative brain disorders history. Our robust portfolio of therapies is focused on counteracting the devastating progression of neurodegenerative diseases, particularly in areas of high unmet need where therapeutic options are limited. We are at the forefront of a scientific and clinical revolution, committed to understanding the complex mechanisms that drive neurodegenerative diseases, including the roles of toxic misfolded proteins, deficient proteins, and lysosomal, immune system, and neuronal dysfunction.

We aim to develop product candidates that remove toxic proteins, replace critical deficient proteins, and restore immune and nerve cells to normal function. To pursue this aim, we are advancing a portfolio of programs that address genetically validated targets. These programs leverage our deep understanding of the genetic underpinnings of these diseases, combined with our expertise in drug development, proprietary protein engineering, antibody discovery, and our innovative Alector Brain Carrier (ABC) technology for blood-brain barrier (BBB) transport. We are advancing ABC, our proprietary, versatile BBB technology platform, and selectively applying it within our portfolio. ABC aims to enhance the delivery of therapeutics, achieve deeper brain penetration and efficacy at lower doses, and ultimately improve patient outcomes while reducing costs.

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

Nivisnebart (formerly AL101/GSK4527226) is currently in clinical development. We are pursuing our brain-penetrant anti-amyloid beta antibody in Alzheimer’s disease (AD) and our GCase enzyme replacement therapy in Parkinson’s disease (PD).

In July 2021, we entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK Agreement), to collaborate on the global development and commercialization of progranulin (PGRN)-elevating monoclonal antibodies, including latozinemab and nivisnebart.

Clinical Pipeline

Latozinemab (AL001)

On October 21, 2025, we announced topline results from the INFRONT-3 Phase 3 clinical trial of latozinemab, a novel investigational progranulin-elevating human mAb, for the potential treatment of frontotemporal dementia due to FTD-GRN. Latozinemab did not meet the clinical co-primary endpoint of slowing FTD-GRN progression, as measured by the Clinical Dementia Rating® plus National Alzheimer’s Coordinating Center Frontotemporal Lobar Degeneration Sum of Boxes (CDR® plus NACC FTLD-SB). Although treatment resulted in a statistically significant effect on the biomarker co-primary endpoint of plasma progranulin (PGRN) concentrations, the secondary and exploratory endpoints, such as fluid biomarkers and volumetric magnetic resonance imaging (vMRI), demonstrated no treatment-related effects on FTD-GRN. Preliminary safety data have not highlighted any major safety concerns at present. More in-depth analysis of the data is ongoing. Based on these results, the open-label extension portion of the INFRONT-3 trial and the continuation study for latozinemab will be discontinued.

Nivisnebart (formerly AL101/GSK4527226)

Nivisnebart is an investigational human recombinant monoclonal antibody designed to elevate PGRN levels in the brain. Its pharmacokinetic and pharmacodynamic properties may be suitable for treating prevalent neurodegenerative diseases. We and GSK are co-developing nivisnebart for the potential treatment of early AD, and it may also be evaluated for other indications, including PD. LOF mutations in the GRN gene, which moderately reduce PGRN levels, have been shown to increase the risk of developing AD and PD. Conversely, increased PGRN levels have been demonstrated to be protective for those diseases in animal models. Given the strong link between GRN LOF mutations and neurodegeneration, elevating PGRN levels may provide a potential therapeutic approach that offers broad neuroprotection in both AD and PD.

In April 2025, enrollment was completed in PROGRESS-AD, a randomized, double-blind, placebo-controlled, 76-week Phase 2 global clinical trial evaluating the safety and efficacy of nivisnebart in slowing disease progression in early AD. Trial completion is expected in 2026. An independent interim analysis is planned for the first half of 2026. In August 2025, the first patient from PROGRESS-AD was enrolled and dosed in the optional open-label extension (OLE) study, and enrollment in the OLE is ongoing. In May 2023, we and GSK amended the GSK Agreement (the GSK Amendment). Under the terms of the GSK Amendment, we are responsible for funding and sharing GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of nivisnebart in early AD.

In a randomized, double-blind, placebo-controlled Phase 1 study in 88 healthy volunteers who received either single or multiple doses of nivisnebart administered intravenously or subcutaneously, nivisnebart was generally well tolerated and elevated PGRN levels in cerebrospinal fluid.

Preclinical and Research Pipeline

We have expanded and continue to advance our preclinical and research pipeline by leveraging our expertise in neuroscience and selectively applying our proprietary blood-brain barrier technology platform, Alector Brain Carrier (ABC). Built on the core design principles of versatility, tunability, and differentiated binding to a distinct region of the transferrin receptor (TfR), ABC is intended to support the targeted delivery of therapeutics to the brain and to optimize safety and efficacy. The platform’s tunable TfR binding affinities allow adjustment of binding strength to align with the needs of diverse therapeutic cargos, including antibodies, enzymes, proteins, and siRNA, aiming to achieve efficient transport across the BBB with the goal of balancing brain uptake, potency, and safety. Our ABC platform that has been applied to our product candidates thus far targets a distinct epitope of TfR. Our strategic approach positions us to develop therapeutic candidates for a range of neurodegenerative diseases.

AL137 Program

AL137 is our proprietary anti-amyloid beta (Aβ) antibody paired with our proprietary ABC in preclinical development for the potential treatment of AD. It is designed to remove brain Aβ plaques, with the potential to reduce the incidence and/or severity of amyloid-related imaging abnormalities (ARIA) and the potential to enable subcutaneous delivery. AL137 features a high-affinity, humanized antibody that selectively binds PyroGlu3, a validated epitope on the toxic form of Aβ found in plaques, a fully active effector function that enables maximal recruitment of myeloid cells to remove plaques, and Alector’s proprietary ABC with tuned affinity and binding epitope designed to facilitate brain penetration and plaque removal while minimizing hematologic adverse effects. In preclinical studies to date, AL137 has demonstrated robust brain penetration in non-human primates, and an AL137 surrogate has demonstrated amyloid beta 42 reduction in murine studies.

We have selected AL137 as a lead candidate, with AL037 as our back-up candidate, and we are targeting submission of an Investigational New Drug (IND) application in 2026.

AL050 Program

AL050 is a GCase enzyme replacement therapy paired with our proprietary ABC in preclinical development for the potential treatment of Parkinson’s disease and Lewy body dementia in patients having GBA1 gene mutations that lead to deficient GCase activity. AL050 features an engineered GCase with improved activity and stability, a silenced effector function to maximize safety, and Alector’s tunable ABC with a TfR epitope and affinity designed to enhance delivery across the BBB. An AL050 surrogate was shown in vivo to rescue GCase activity in GBA1 deficient mice. This mechanism aims to reduce cellular dysfunction and slow disease progression. In preclinical studies to date, AL050 increased GCase activity in both rodents and non-human primates, and reduced toxic substrate accumulation in a rodent GBA disease model with no apparent hematologic findings, supporting its potential as a therapy for Parkinson’s disease and Lewy body dementia associated with GBA loss-of-function mutations.

We have selected AL050 as a lead candidate, and we are targeting submission of an IND application in 2027.

ABC-Enabled siRNA Platform

We continue to advance our ABC-enabled siRNA platform. The platform is designed for peripheral dosing, offering the potential for more convenient administration compared with traditional intrathecal or intracerebroventricular delivery, as well as the potential for homogeneous drug distribution throughout the brain. Current programs include our lead siRNA program, ADP064-ABC, an anti-tau siRNA for AD and other tauopathies, which aims to prevent the synthesis of the tau mRNA and protein, with the goal of removing toxic tau, suppressing tau protein expression, and slowing cognitive decline in

AD. Additional programs include ADP062-ABC, an alpha-synuclein siRNA for PD and eventually Lewy body dementia; and ADP065-ABC, an NLRP3 siRNA, for a range of neurodegenerative disease.

Our operations have been financed primarily through our collaboration with GSK, our previous collaboration with AbbVie Biotechnology, Ltd. (AbbVie) entered into in October 2017 and terminated in February 2025 (the AbbVie Agreement), the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO), and follow-on equity financings.

To date, we have not had any products approved for sale and have not generated any product or royalty revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates, advance our research and preclinical programs, and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $34.7 million and $105.7 million for the three and nine months ended September 30, 2025, respectively. Our net losses were $42.2 million and $117.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $934.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance product candidates through preclinical studies and clinical trials;
•
pursue regulatory approval of product candidates;
•
hire additional personnel;
•
acquire, discover, validate, and develop additional product candidates;
•
require the manufacture of drug supply for our preclinical studies and clinical trials;
•
conduct precommercial activities; and
•
obtain, maintain, and protect our intellectual property portfolio.

On March 7, 2025, we committed to a plan to reduce our workforce by approximately 13% to better align our resources with our strategic priorities including advancing our preclinical and research pipeline. We initiated such reduction in force impacting approximately 25 employees across the organization. On October 21, 2025, we committed to a plan to reduce our workforce by approximately 47% in order to align resources with the Company’s strategic priorities following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab (AL001) in individuals with frontotemporal dementia due to a GRN mutation (FTD-GRN). Our cash, cash equivalents, and marketable securities as of September 30, 2025, totaled $291.1 million, which we anticipate provides runway through 2027.

Components of Results of Operations

Revenue

We have not generated any product or royalty revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to the AbbVie Agreement and GSK Agreement for the license and co-development of product candidates with those parties. We recognized revenue from the upfront payments and the milestone payment received from AbbVie over time as services were provided. We recognize revenue from the upfront payments from GSK at a point in time for a development license and over time for research and development services. Revenues for research and development services are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, subject to successful advancement and commercialization of product candidates in multiple indications under the agreement. Alector and GSK are conducting development jointly. In May 2023, we and GSK amended the GSK Agreement. Under the terms of the GSK Amendment, we are responsible for funding GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 clinical trial of nivisnebart in AD.

In the United States, Alector and GSK will equally share profits and losses from commercialization of product candidates under the agreement. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product, and we will receive royalties on net sales of the product in the United States instead of a share of profits. Outside of the United States, GSK will be responsible for commercialization of latozinemab and nivisnebart for all indications, and we will be eligible for double-digit tiered royalties.

We expect that our revenue for the next several years will be derived primarily from the GSK Agreement. The balance of deferred revenue was $179.0 million as of September 30, 2025, related to the GSK Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and nivisnebart.

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

Specific program expenses include expenses associated with the development of our most advanced product candidate: nivisnebart, which is being studied in the PROGRESS-AD Phase 2 clinical trial. We also have expenses related to the research and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

Where we share costs with our collaboration partners, such as in our GSK Agreement, research and development expenses may include reimbursements from, or payments to, our partner.

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses relating to latozinemab and AL002 to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for latozinemab and AL002. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and to the advancement of those programs into clinical trials.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Dollar
	2025	2024	Change
	(In thousands)
Collaboration revenue	$3,260	$15,342	$(12,082)
Operating expenses:
Research and development	29,350	47,998	(18,648)
General and administrative	11,518	15,778	(4,260)
Total operating expenses	40,868	63,776	(22,908)
Loss from operations	(37,608)	(48,434)	10,826
Other income, net	2,941	6,214	(3,273)
Loss before income taxes	(34,667)	(42,220)	7,553
Income tax expense	—	—	—
Net loss	$(34,667)	$(42,220)	$7,553

Revenue

Collaboration revenue was $3.3 million for the three months ended September 30, 2025, compared to $15.3 million for the three months ended September 30, 2024. The $12.0 million decrease was mainly due to the satisfaction of the performance obligation associated with the AL002 program and the latozinemab FTD-C9orf72 Phase 2 trial in the fourth quarter of 2024. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

Research and Development Expenses

Research and development expenses were $29.4 million for the three months ended September 30, 2025, compared to $48.0 million for the three months ended September 30, 2024. The decrease of $18.6 million was mainly due to a decrease in research and development expenses for the AL002 program as well as a decrease in personnel related costs as a result of the reductions in force.

	Three Months Ended September 30,		Dollar
	2025	2024	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$3,662	$4,512	$(850)
Nivisnebart	2,286	1,687	599
AL002	644	13,827	(13,183)
Other programs	5,921	4,105	1,816
Indirect research and development expenses
Personnel related (including stock-based compensation)	11,224	17,691	(6,467)
Facilities and other unallocated research and development expenses	5,613	6,176	(563)
Total research and development expenses	$29,350	$47,998	$(18,648)

General and Administrative Expenses

General and administrative expenses were $11.5 million for the three months ended September 30, 2025 and $15.8 million for the three months ended September 30, 2024. The decrease of $4.3 million was mainly driven by the absence of impairment charges related to the right-of-use asset and leasehold improvements recognized in the third quarter of 2024. No comparable impairment occurred in the current period. Additionally, personnel-related costs declined as a result of the reductions in force.

Other Income, Net

Other income, net was $2.9 million for the three months ended September 30, 2025, compared to $6.2 million for the three months ended September 30, 2024. The decrease of $3.3 million was due to lower interest income from a reduction in marketable securities used to fund our operations and interest rate cuts.

Income Tax Expense

There was no income tax expense for the three months ended September 30, 2025 and the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Dollar
	2025	2024	Change
	(In thousands)
Collaboration revenue	$14,808	$46,318	$(31,510)
Operating expenses:
Research and development	90,602	139,479	(48,877)
General and administrative	40,647	44,587	(3,940)
Total operating expenses	131,249	184,066	(52,817)
Loss from operations	(116,441)	(137,748)	21,307
Other income, net	10,779	20,853	(10,074)
Loss before income taxes	(105,662)	(116,895)	11,233
Income tax expense	—	80	(80)
Net loss	$(105,662)	$(116,975)	$11,313

Revenue

Collaboration revenue was $14.8 million for the nine months ended September 30, 2025, compared to $46.3 million for the nine months ended September 30, 2024. The $31.5 million decrease was mainly due to the satisfaction of the performance obligation associated with the AL002 program and the latozinemab FTD-C9orf72 Phase 2 trial in the fourth quarter of 2024. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $90.6 million for the nine months ended September 30, 2025 compared to $139.5 million for the nine months ended September 30, 2024. The decrease of $48.9 million was mainly due to a decrease in research and development expenses for the AL002 program and latozinemab program as well as a decrease in personnel related costs as a result of the reductions in force.

	Nine Months Ended September 30,		Dollar
	2025	2024	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$6,761	$10,817	$(4,056)
Nivisnebart	4,241	3,751	490
AL002	6,078	39,513	(33,435)
Other programs	15,775	12,451	3,324
Indirect research and development expenses
Personnel related (including stock-based compensation)	39,944	54,583	(14,639)
Facilities and other unallocated research and development expenses	17,803	18,364	(561)
Total research and development expenses	$90,602	$139,479	$(48,877)

General and Administrative Expenses

General and administrative expenses were $40.6 million for the nine months ended September 30, 2025 compared to $44.6 million for the nine months ended September 30, 2024. The decrease of $4.0 million mainly driven by a decrease in personnel related costs as a result of the reductions in force and a decrease in consulting expense.

Other Income, Net

Other income, net was $10.8 million for the nine months ended September 30, 2025 compared to $20.9 million for the nine months ended September 30, 2024. The decrease of $10.1 million was due to lower interest income from a reduction in marketable securities used to fund our operations and interest rate cuts.

Income Tax Expense

There was no income tax expense for the nine months ended September 30, 2025 compared to less than $0.1 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Since our inception through September 30, 2025, our operations have been financed primarily by our collaborations with GSK, and previously, AbbVie, and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on equity and debt financings.

As of September 30, 2025, we had $291.1 million of cash, cash equivalents, and marketable securities. As of September 30, 2025, we had an accumulated deficit of $934.8 million.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery and research programs. In addition, we expect to incur additional costs associated with operating as a public company.

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

On November 7, 2023, we entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which we may offer and sell from time to time through TD Securities up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Securities (the Sales Agreement). As of September 30, 2025, we have issued 5,415,162 shares and received approximately $14.7 million in net proceeds from the sale of securities pursuant to the Sales Agreement. In October 2025, we issued an additional 1,695,000 shares and received approximately $5.3 million in net proceeds from the sale of securities pursuant to the Sales Agreement. On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, on November 14, 2024, we entered into a loan agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (the Loan Agreement), pursuant to which we may access up to two tranches of Term Loans in an aggregate principal amount of up to $50,000,000. The initial tranche of Term Loans provides for an aggregate principal amount of up to $25,000,000 through June 30, 2026, subject to the satisfaction of certain conditions. The second tranche of Term Loans provides for up to $25,000,000 and is available at the sole discretion of the Lenders. We borrowed $10,000,000 principal amount of the initial tranche of Term Loans on the closing date of the Loan Agreement.

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
•
the timing and progress of our current research and development programs and our ability to establish new research and development programs;
•
addition or retention of key research and development personnel;
•
our efforts to maintain or enhance operational, financial, and information management systems, and hire or retain personnel, including personnel to support development of our product candidates;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(142,340)	$(174,877)
Cash provided by investing activities	170,999	65,729
Cash provided by financing activities	14,823	71,752

Operating Activities

For the nine months ended September 30, 2025, cash used in operating activities was $142.3 million. This was mainly due to the net loss of $105.7 million. We also had a decrease in refund liability to collaboration partner of $38.1 million, a decrease in deferred revenue of $14.8 million, a decrease in accrued liabilities and accrued clinical supply costs of $14.0 million. This was offset by a non-cash charge of $21.8 million for stock-based compensation.

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

Investing Activities

For the nine months ended September 30, 2025, cash provided by investing activities of $171.0 million was primarily related to the maturities of marketable securities of $359.0 million offset by purchases of marketable securities of $190.8 million.

For the nine months ended September 30, 2024, cash provided by investing activities of $65.7 million was primarily related to the maturities of marketable securities of $446.1 million offset by purchases of marketable securities of $381.1 million.

Financing Activities

For the nine months ended September 30, 2025, cash provided by financing activities of $14.8 million was primarily from the proceeds from the sale of securities pursuant to the sales agreement with TD Securities.

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

We had cash, cash equivalents, and marketable securities of $291.1 million as of September 30, 2025, which consisted primarily of money market funds, U.S. treasury securities, corporate bonds, certificates of deposit, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point increase or decrease in interest rates would cause a change in fair value of approximately $0.8 million as of September 30, 2025.

We deposit cash and cash equivalents with high credit quality financial institutions to minimize risk with respect to any amounts in excess of insurance limitations. Cash and cash equivalents held at these deposit accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. As of September 30, 2025, approximately $2.8 million exceeded the FDIC limit, and the significant majority of the Company’s operating cash is held at JPMorgan Chase & Co.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation of our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company with a limited operating history, focused primarily on developing therapeutics for neurodegenerative diseases, including FTD, Alzheimer’s disease, and Parkinson’s disease. We commenced operations in May 2013. To date, we have financed our operations primarily through equity and debt financings and upfront payments received in connection with the GSK Agreement and previously, the AbbVie Agreement. We currently have one product candidate, nivisnebart (formerly AL101/GSK4527226), in a Phase 2 clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk.

In October 2025, we decided to stop the open label extension portion of the INFRONT-3 trial and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with FTD-GRN. Latozinemab failed to meet the clinical co-primary endpoint in that trial.

In November 2024, we decided to stop the long term extension study of our product candidate AL002 based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. AL002 failed to meet the primary endpoint in that trial. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed, which resulted in termination of the AbbVie Agreement. AbbVie had previously decided in 2022 to terminate the CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. In the third quarter of 2023, we inactivated the IND application for nivisnebart in FTD, given that we and GSK plan to develop nivisnebart for the potential treatment of larger indications, including Alzheimer’s disease and Parkinson’s disease. We previously decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data. We inactivated the IND for AL044 in the third quarter of 2023.

To date, we have not obtained a positive readout from a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $34.7 million and $105.7 million for the three and nine months ended September 30, 2025, respectively. We incurred net losses of $42.2 million and $117.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $934.8 million.

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

On July 1, 2021, we entered into an agreement with GSK to collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and nivisnebart. Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, subject to successful advancement and commercialization of product candidates in multiple indications under the agreement.

Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates and obtaining regulatory approvals, launching and commercializing any product candidate will require substantial additional funding as we continue to advance other candidates in our pipeline.

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

•
work with our CDMOs to develop and scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;
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
•
maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•
attracting, hiring, and retaining qualified personnel in the face of reductions in force, layoffs, hiring freezes, employee attrition, policy changes for foreign worker visas, or a competitive compensation environment.

To date, clinical development of four of our product candidates has been terminated. In October 2025, we decided to stop the open label extension portion of INFRONT-3 and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with FTD-GRN. Latozinemab failed to meet the clinical co-primary endpoint in that trial. In November 2024, we decided to stop the long term extension study of our product candidate AL002 based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. AL002 failed to meet the primary endpoint in that trial. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed. AbbVie had previously decided in 2022 to terminate our CD33 collaboration program, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $291.1 million, which we anticipate provides runway through 2027. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more than we presently anticipate.

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

Our product candidate, nivisnebart is in clinical development, and we continue to develop our research pipeline, including our ABC technology platform. Together, the development of these programs and product candidates and this platform requires significant capital investment. Due to the significant resources required, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. One aspect of our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. For certain product candidates, we may choose to expand clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

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

We are in Phase 2 for nivisnebart. To date, we have invested substantially in our efforts and financial resources to identify, procure intellectual property for, and develop our programs, product candidates, and ABC technology platform, and provide general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We may not be successful in our efforts to further develop our current product candidates. For example, our clinical trials of our product candidates may not demonstrate their safety or efficacy, e.g., the trials may not meet their primary endpoints or otherwise demonstrate evidence of clinical benefit, or interim analyses of our clinical trials may result in a decision to terminate such trials due to failure of our product candidates to meet certain criteria. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We have product candidates in development, and all will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

Our product candidate nivisnebart is in a Phase 2 clinical trial. We cannot be certain that any of our product candidates will be successful in this or any other future clinical trials. Our current or future clinical trials of our product candidates may not demonstrate their safety or efficacy, either in the indications currently being tested or in any other indications, or either as single agent therapies or in combination with other therapeutics. For example, we had been developing latozinemab with GSK to treat patients with FTD-GRN. In October 2025, we decided to stop the open label extension part of the Phase 3 study and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with FTD-GRN. Latozinemab failed to meet the clinical co-primary endpoint in that trial. We also had been developing AL002 with AbbVie to treat patients with early Alzheimer’s disease (AD). In November 2024, we announced that AL002 failed to meet the primary endpoint in the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD, and we announced our decision to stop the long term extension study of AL002 in view of those results. In January 2025, AbbVie decided to terminate the TREM2 collaboration program, under which AL002 was being developed, which resulted in termination of the AbbVie Agreement in February 2025. Previously, we had been developing AL003 with AbbVie to treat patients with Alzheimer’s disease but on June 30, 2022, AbbVie provided written notice to us formalizing the decision to terminate the CD33 collaboration program under which AL003 was being developed, after we and AbbVie concluded that further development of AL003, the asset being developed under that program, was not warranted. In the future, GSK or any other collaboration partner may decide to terminate a collaboration program based on, among other things, our clinical trial data.

For any product candidates that have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion. For example, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data.

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled, or submitted an application seeking regulatory approval to market any product candidate and we may encounter difficulties or delays in doing so, even if such product candidate successfully completed clinical trials. We may never receive regulatory approval, or we may not receive approval in the desired timeframe, to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdiction. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our business, financial condition, results of operations, and our growth prospects could be negatively affected.

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

For example, we are developing our proprietary BBB technology platform (Alector Brain Carrier, or ABC) to support selected product candidates. The goal of our technology is to deliver therapeutic candidates at a lower dose and provide deeper blood-brain barrier penetration while optimizing efficacy, safety and cost. If we are unable to successfully develop and apply our ABC technology as intended, our future pipeline opportunities may be reduced.

We also seek to develop product candidates against targets in our preclinical and research pipeline, with certain candidates incorporating our ABC technology, for a range of neurodegenerative diseases. For example, we are currently pursuing AL137 (and a back-up molecule candidate), our brain-penetrant anti-amyloid beta antibodies in AD, AL050, our brain-penetrant GCase enzyme replacement therapy in Parkinson’s disease, and ADP064-ABC, our brain-penetrant anti-tau siRNA in AD, all of which are enabled by ABC using a TfR-based transport mechanism. If we are unable to advance those programs or other preclinical or research candidates, our future pipeline opportunities may be reduced.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND or a clinical trial application (CTA) will result in the FDA or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and any of our current or future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the submission of an IND or initiation or continuation of clinical trials;
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
•
interim analyses of clinical trials that result in a decision to terminate those trials due to failure of our product candidates to meet certain criteria; and
•
delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, which could adversely affect our business. Further, FDA’s policy to release in “real time” newly issued Complete Response Letters associated with withdrawn or abandoned applications for approval of drug or biological products, if applicable to any of our product candidates, could materially impact our competitive advantage and intellectual property.

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

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. For example, in October 2025, we announced that latozinemab did not meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial and decided to stop the open label portion of that trial and the continuation study for latozinemab. In November 2024, we decided to stop the long term extension study of our product candidate AL002 after results from the INVOKE-2 Phase 2 clinical trial showed that AL002 failed to meet the primary endpoint.

Moreover, in our INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, treatment-emergent MRI findings resembling ARIA were observed. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. To mitigate the associated risks, we stopped enrolling patients that were most at risk and implemented additional monitoring procedures, and the trial continued to completion. However, if those measures are not successful in managing ARIA-like events, if any arise in our future clinical trials, then the FDA, EMA or other regulatory authority may suspend such trials, delay or deny approval, or require a more restrictive label or box warning on an approved product.

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

In addition, even if our current clinical trial or any future clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit its commercial potential. Further, even if regulatory approval is secured for any of our product candidates, we cannot be assured that a federal court will not modify, invalidate, or revoke such approval.

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

Various companies, including Bial, Vanqua Bio, Inc., Gain Therapeutics, Inc., Prevail, Spur Therapeutics, Voyager Therapeutics, Inc., Denali Therapeutics, Inc. (“Denali”), and F. Hoffman La Roche Ltd. (“Roche”) have clinical or pre-clinical programs targeting GCase through allosteric activation, gene therapy, or enzyme replacement. There are also pharmaceutical and biotechnology companies, such as Denali, Roche, Aliada Therapeutics, Inc. (acquired by AbbVie), Eli Lilly, BioArctic, JCR Pharmaceuticals, and Ossianix, who are developing technologies for the transport of products, including anti-A-beta and other antibodies and product candidates, across the blood-brain barrier. For example, Denali and Roche are advancing antibody candidates, both of which target A-beta and incorporate blood-brain barrier transport mechanisms that act through transferrin receptor (TfR). Those and other competitors are pursuing product candidates that act on some of the same targets or through comparable mechanisms of action as we are pursuing.

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

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity, and/or enforceability of our patents relating to our competitors’ products. Furthermore, our competitors may allege that our products infringe, misappropriate, or otherwise violate their intellectual property. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

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

The processes involved in manufacturing our product candidates are complex, expensive, highly-regulated, and subject to multiple risks. Manufacturing certain product candidates, such as non-antibody protein product candidates or product candidates incorporating ABC, may be especially complex. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in large quantities. Our CDMOs may be unable to successfully produce or increase the manufacturing scale or capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities or in connection with production of commercial supply. If any of the foregoing occurs, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and/or regulatory approval or commercial launch of any resulting product may be delayed or not obtained in any or all jurisdictions in which such approval or launch is intended, which could significantly harm our business. The same risks would apply to our own manufacturing facilities, should we in the future decide to build our own manufacturing capacity, which would carry significant risks in terms of being able to plan, design, and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner. Likewise, the same risks would apply to a collaboration partner manufacturing our product candidates or commercial products, if approved, using their CDMOs or their own facilities, and that partner may be unable to maintain a commercially viable cost structure.

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and other foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and other foreign regulatory authority requirements, including complying with current good manufacturing practices (cGMPs) on an ongoing basis. Further, the manufacturers that we or our collaboration partners work with will be subject to any future legislation by Congress or other government action that may curtail the ability of foreign CDMOs to provide services to U.S. biotechnology companies. In addition, tariffs may be imposed on products that are manufactured by foreign CDMOs and imported into the U.S. to incentivize manufacturing activity in the U.S. versus abroad. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Factors that may inhibit our efforts to commercialize any approved product on our own include:

•
our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other personnel;
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

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product or royalty revenue or the profitability of such revenue may be lower than if we were to market and sell any product we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

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

If any product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant revenue, and we may not become profitable.

Any products we or a collaboration partner commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted or potential future legislation or other government action may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continued governmental control even after initial approval is granted. As a result, a product candidate might obtain marketing approval in a particular country, but then be subject to price regulations that delay or render commercially inviable commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue otherwise expected from the sale of the product in that country, either by us or by a collaboration partner. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

Further, the current administration has issued an executive order focused on decreasing prescription drug prices, which directs the Secretary of Health and Human Services (HHS) to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price. The order further directs the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS sets most-favored-nation pricing targets for prescription drugs or increases generic and biosimilar drug entry sooner than expected, then those actions could have a material adverse effect on our ability to set adequate pricing, recoup our investment in R&D, and commercialize our product candidates, if approved. We cannot predict the full impact of this executive order, its implementation, or other measures that may be implemented by the current administration related to drug pricing.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, the U.S. federal government has experienced and may in the future experience major reductions in the federal workforce, shutdowns (such as the current federal government shutdown) or budget sequestrations, which has resulted and could result in significant reductions to the FDA’s budget, employees, and/or operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. FDA and other regulatory authorities may also experience delays or limited resources due to the effects of worldwide economic conditions, including tariffs and global trade disruptions, pandemics or other public health outbreaks, other geopolitical events, conflicts or other reasons. To the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval, we may experience significant delays in our anticipated timelines for our clinical studies and/or for seeking regulatory approvals, which could adversely affect our business.

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

Additionally, under the current leadership at the U.S. Department of Health and Human Services (HHS), reorganization of that department, change in focus of the administration, departure of senior leadership at the FDA and other agencies under HHS, and reductions in staffing at HHS may impact operations at the FDA as well as other federal agencies. Government shutdown, staff departures at the FDA, lapses in government appropriations, and changes in the staffing and resourcing levels at the FDA may impact the FDA’s ability to meet current review, approval, and inspection schedules, which could impact our ongoing correspondence with the FDA, including regarding progression to the next phase of development and could delay our anticipated timelines, which in turn can increase the cost of clinical development for our product candidates. These and other policies may lead to fewer agency guidance documents, which could result in changes to FDA programs or possible delays or refusals to approve products. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies or regulations implemented under the current administration and the new FDA commissioner or other executive orders. To the extent the agency's reduction in force and other agency changes lead to disruptions in the FDA’s operations, our interactions, correspondence, and regulatory review processes with the FDA may be delayed.

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

Data on our current and future product candidates resulting from clinical trials conducted outside the United States may not be accepted by the FDA, EMA, and applicable foreign regulatory authorities.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including any requirement to implement a Risk Evaluation and Mitigation Strategy), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation or other government action addressing drug safety issues could result in delays in product development or commercialization, or increased costs to ensure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

We may seek orphan drug designation for our product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. While certain of our prior candidates had orphan drug designation for treatment of FTD, we may be unable to reap the benefits associated with orphan drug status. In addition, we may be unable to obtain orphan drug designation for any additional product candidates, if we seek such designation.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as if the same drug or biologic shows clinical superiority to the product with orphan exclusivity, if the FDA revokes the orphan drug designation, or if the FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even if the FDA approves orphan drug status for one of our product candidates for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period.

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

We have obtained Fast Track designation and Breakthrough Therapy designation from the FDA for some of our prior product candidates, which are each specific to both the product candidate and the condition intended for treatment, but we may be unable to obtain or maintain the full extent of the benefits associated with those designations.

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

In December 2019, the FDA granted Fast Track designation for latozinemab, and in January 2020, the FDA granted Fast Track designation for nivisnebart, each for the treatment of patients with FTD carrying specific genetic mutations in the granulin gene. If our clinical development program does not continue to meet the criteria for Fast Track designation, or if our clinical trials are suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we may not realize all the benefits associated with the Fast Track program. For example, we inactivated the nivisnebart IND for FTD in the third quarter of 2023, and therefore Fast Track designation no longer applies. Additionally, in October 2025, we decided to stop the open label extension portion of INFRONT-3 and the continuation study of our product candidate latozinemab after results of the INFRONT-3 Phase 3 clinical trial showed that latozinemab did not meet the clinical co-primary endpoint; therefore, Alector may elect to no longer utilize the benefits afforded by this designation.

In February 2024, the FDA granted Breakthrough Therapy designation to latozinemab for the treatment of FTD-GRN. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Due to impacts of restructuring, downsizing, and decreased funding of federal agencies including the FDA, we may not realize all the benefits of Breakthrough Designation and Fast Track designation, particularly benefits related to priority review, frequent communications with the FDA, and intensive guidance from the FDA, as applicable. Furthermore, due to our decision to stop the open-label extension portion of the Phase 3 study and the continuation study of our product candidate latozinemab, Alector may elect to no longer utilize the benefits afforded by this designation.

Healthcare legislative and executive measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative, executive, and regulatory changes to the healthcare system that could impact our ability to sell our products profitably.

In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by administrative or legislative action will impact our business, financial condition, and results of operations. Complying with any new legislation or other changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In March 2023, CMS published its first guidance on how negotiations will be conducted, starting in 2026 for high expenditure drugs as determined and selected by Health and Human Services. In June 2023, CMS issued a revised guidance for the Medicare Drug Price Negotiation Program under the Inflation Reduction Act. In August 2024, CMS released the first set of negotiated prices for ten drugs under the Medicare Drug Price Negotiation Program for 2026. Various industry stakeholders, including pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. With the Supreme Court’s June 2024 decision that overturning the Chevron doctrine, the Inflation Reduction Act as well as other administration decisions of HHS, including those of CMS, may be subject to increased litigation and judicial scrutiny. Further, the current administration has issued an executive order focused on decreasing prescription drug prices, which directs the Secretary of Health and Human Services (HHS) to set most-favored-nation pricing targets. This order could have a material adverse effect on our ability to set adequate pricing, recoup our investment in R&D, and commercialize our product candidates, if approved. In September and October 2025, the government announced the first two agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of these and other measures that may be implemented by the current administration related to drug pricing. The impact of ongoing judicial challenges against provisions of the Inflation Reduction Act as well as future legislative, executive, and administrative actions under the current presidential administration, including changes in leadership at HHS, CMS, and FDA, and new agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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
•
the availability of capital.

In addition, the One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including budget cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBBA also expanded exemptions for orphan designated drugs for Medicare drug price negotiations, which is expected to incentivize development of orphan designated drugs or increase competition for drug development in orphan diseases or conditions. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval or increase our competition in the marketplace, any of which could adversely affect our business and prospects. We expect that the above healthcare reform measures and others that have been and may be adopted in the future, such as the OBBBA, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. There may be further federal and state legislation, regulations, and other actions designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the data obtained in our clinical trials. These laws and regulations include the General Data Protection Regulation (GDPR) in the European Union and similar requirements in other jurisdictions, as well as privacy laws within the United States. These security and data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are continually working to comply with these laws, and we have devoted, and anticipate needing to continue to devote, significant additional resources to our compliance efforts. It is possible that new legislation, regulations, or other government action may impose new obligations and requirements on similarly situated companies, and these laws or regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction, that can result in new or modified compliance obligations or that may be inconsistent with our policies and practices. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to security, privacy, and data protection, to protect our systems, personal data, and other data we process or maintain, or to obtain appropriate consent with respect to our use, processing, disclosure or transfer of personal data, including data obtained in our clinical trials, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, and could impact our ability to use, process, disclose, or transfer data obtained in our clinical trials, any of which could materially affect our business, financial condition, results of operations, and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, agency reorganizations, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result and may increase due to recent reductions in FDA staffing. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Changes at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes in the leadership at federal agencies under the current presidential administration, as well as executive orders and actions, such as staffing cuts, hiring freezes, regulatory freeze pending review by the new administration, and a freeze on external communications and federal funding, may also impact our clinical development and business operations and that of our partners or collaborators. The U.S. government has experienced budgetary shutdowns, such as the current federal government shutdown, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. In the event of a prolonged government shutdown, or if regulatory agencies continue to experience workforce reductions, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•
collaborators may decide to delay or not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs, for example, based on clinical trial results, changes in the collaborator’s strategic focus or available funding, the collaborator’s assessment regarding the commercial viability of the product candidate, or external factors such as an acquisition that diverts resources or creates competing priorities or collaborators may elect to fund or commercialize a competing product;
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

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. AbbVie later decided to terminate the TREM2 collaboration program, under which AL002 was being developed, resulting in termination of the AbbVie Agreement. Additionally, GSK is conducting the PROGRESS-AD Phase 2 trial with nivisnebart, and Alector is responsible for up to $140.5 million of the costs of such study. As such, the timing at which such costs are incurred, and the day-to-day operations of conducting such study are not within Alector’s control.

We may face significant competition in seeking appropriate collaborations. For example, business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate revenue.

We may not realize the benefit of collaborations if we or our collaborator elects not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully develop a product candidate and commercialize it upon approval or integrate a product candidate into existing operations and company culture. For example, in January 2025, AbbVie decided to terminate the TREM2 collaboration program, which resulted in termination of the AbbVie Agreement, after the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD failed to meet the primary endpoint. Therefore, we will not receive a $250.0 million milestone payment for AbbVie’s opting into the AL002 program or any future payments, and all rights to the TREM2 program have reverted back to us. In October 2025, we announced that latozinemab failed to meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial. As a result, we will not be seeking approval for and commercializing latozinemab in FTD-GRN, and certain milestone payments ($160 million for the first US commercial sale and $90 million for the first commercial sale in two or more EU countries) will not be achieved through commercialization of latozinemab in FTD-GRN, and our receipt of such milestones will therefore be delayed, or may not occur at all.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors, including with the shipment of any drug supplies, could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential revenue.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs for the manufacture of each of our product candidates, and GSK is assuming responsibility for manufacturing nivisnebart. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our core programs and product candidates, as well as other technologies that are important to our business. As our product candidates enter and progress through clinical development, we continue to pursue intellectual property protection with respect to certain aspects of those product candidates. For example, we have filed or intend to file patent applications on aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in cases in which we have only filed provisional patent applications on certain aspects of our technology and product candidates, each of those provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such core programs, product candidates, and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Moreover, if we decide to abandon certain patent applications or cease maintaining issued patents relating to programs or product candidates that are no longer important to our business, there is a risk that our interest in such programs or product candidates may resume at a future time, e.g., due to new information available to us or in the field, and our intellectual property rights with respect to those programs or product candidates may be weakened due to the abandonment of or failure to maintain such patent applications and patents, respectively. Any failure to obtain or maintain patent protection with respect to our core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates, and development and commercialization of our product candidates are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement. Under that Agreement, we are developing nivisnebart, which is an antibody discovered by Adimab. In August 2019, we entered into a new collaboration agreement with Adimab for development of antibodies for use in future programs. We did not develop any antibodies under that agreement, which has expired. In 2021, we entered into another collaboration agreement with Adimab, which granted us an exclusive option to obtain a specified number of engineered sequences discovered or optimized by Adimab and directed against targets that we select. We did not option any engineered sequences under that agreement, which has expired. Additionally, in October 2017, we entered into an agreement with AbbVie to co-develop and commercialize medicines with AbbVie to treat Alzheimer’s disease and other neurodegenerative diseases. That agreement has been terminated, and rights to the programs under that agreement, SIGLEC 3 and TREM2, have reverted back to us. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of the progranulin-elevating monoclonal antibodies, latozinemab and nivisnebart.

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

Furthermore, our or our collaborators’ patents may be subject to a reservation of rights by one or more third parties. For example, we received an award from the National Institute of Health in support of our research into the production and characterization of novel therapeutic antibodies against the neurotrophic factor PGRN degrading receptor SORT1, which led to the development of latozinemab and nivisnebart. As a result, the U.S. government may have certain rights to resulting intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of the government funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements for public use under federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in facilities in the United States in certain circumstances and if the U.S. government does not waive this requirement. Any exercise by the U.S. government of its rights, including denial of a request for a waiver of the above requirements to manufacture certain products in facilities in the United States, or by any third party of its reserved rights, could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects, including our plans and timing for potential commercialization.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants, or others who are or were involved in developing our product candidates or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our patents, trade secrets, or other intellectual property. If the defense of any such claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Further, FDA’s policy to release in “real time” newly issued Complete Response Letters associated with withdrawn or abandoned applications for approval of drug or biological products, if applicable to any of our product candidates, could materially impact our intellectual property by publicly disclosing our trade secrets or other confidential information in the absence of an opportunity to redact or otherwise protect such information contained in such applications.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot be assured that our product candidates and other technologies that we have developed, are developing, or may develop in the future will not infringe existing or future patents owned by third parties. There may be third party patent applications that may issue or patents that have already issued and that a third party, for example, a competitor in the fields in which we are developing product candidates and other technologies, might assert are infringed by our current or future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or other technologies may infringe.

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

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent in which we have an interest is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question and are therefore not infringed. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

As of September 30, 2025, we had 156 full-time employees. As our development plans and strategies develop, and as we progress development of our product candidates and move towards commercialization, we will be required to add additional managerial, operational, financial, and other personnel. We will need to effectively manage the size and capabilities of our organization and any future growth through significant responsibilities on members of management, including:

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

Our near-term financial performance and development plans also require that we manage our personnel, and in each of 2023, 2024 and 2025 we committed to plans to reduce our workforce to better align our resources with our strategic priorities. We initiated a reduction in force impacting approximately 25 employees across the organization effective March 2025. Restructuring charges associated with the reduction in force are expected to be approximately $2.3 million, primarily consisting of personnel expenses such as salaries, severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2025. We also initiated a reduction in force impacting approximately 41 employees across the organization effective November 2024. Restructuring charges associated with the reduction in force are expected to be approximately $3.8 million, primarily consisting of personnel expenses such as salaries, severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2025. We also initiated a reduction in force impacting approximately 30 employees across the organization effective March 2023. Restructuring charges associated with the reduction in force were approximately $1.7 million, primarily consisting of personnel expenses such as salaries, severance payments, and other benefits. Most cash payments related to these expenses were paid out during the first half of 2023.

Any future reductions in or restructurings of our workforce may generate severance and other costs that may cause our business and operating results to suffer. Future reductions in force or restructuring of our workforce may occur as a result of market downturns, uncertainty in capital markets, or other macroeconomic changes, or may occur if we are unable to obtain additional capital to develop our product candidates or fund operations or if our clinical trials are not successful. In connection with the results of our INFRONT-3 clinical trial in which latozinemab did not meet the study’s co-primary clinical endpoint, Alector reduced its workforce by approximately 47% to focus our resources on other priorities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of or successfully commercialize our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.

If we are not able to effectively manage or expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our product candidates, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of or successfully commercialize our product candidates, and accordingly, may not achieve our research, development, and commercialization goals.

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

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to pandemic events and other events beyond our control, such as the spread of disease, earthquakes, power shortages, telecommunications failures, software outages or other system failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, pandemics, regional health issues, geopolitical events, including the ongoing conflicts between Russia and Ukraine and in the Middle East, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, geopolitical events, global pandemics, or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Moreover, if there is a significant pandemic or public health outbreak that poses a threat to our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences.

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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the current presidential administration’s policies and priorities, which could affect future relationships between the United States and various other countries, most significantly China, the European Union, and other trading partners, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislation was introduced in Congress in 2024 and amended in 2025 to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies. Moreover, both the United States and China have implemented significant trade tariffs against each other’s imports. The current administration has issued an executive order directing the FDA to increase fees for and inspections of foreign drug manufacturing facilities, including facilities in India and China, and further including other measures to promote drug manufacturing in the United States. A Department of Justice rule effective in April 2025, along with subsequent action by the FDA, prohibits or restricts transfer of sensitive personal data, including health data, biometric data, and human genomic data, and patient biological materials to China and other “countries of concern” in the interests of national security. While we cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all, then our business may be seriously harmed. Likewise, if foreign policy measures, such as those described above, cause broader disruption in drug manufacturing and related industries that impact drug development, clinical trials, and drug product availability or pricing, then our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years for domestic costs and 15 years for foreign costs. The OBBBA, which was enacted on July 4, 2025, makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development costs and permitting such deductions on a current basis. The Company is currently assessing the impact of this new legislation, but does not anticipate it will have a material impact on the results of operations. The United States also recently enacted the Inflation Reduction Act of 2022 (IRA), which introduced a 15% minimum tax on book income and a 1% excise tax on certain stock buybacks. Changes in tax laws (including provisions of the IRA), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively or materially affect our financial position, cash flows and results of operations.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. On November 7, 2023, we entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which we may offer and sell from time to time through TD Securities up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Securities (the Sales Agreement). As of September 30, 2025, we have issued 5,415,162 shares and received approximately $14.7 million in net proceeds from the sale of securities pursuant to the Sales Agreement. In October 2025, we issued an additional 1,695,000 shares and received approximately $5.3 million in net proceeds from the sale of securities pursuant to the Sales Agreement. On January 17, 2024, we entered into an underwriting agreement with Cantor, pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 35.1% of our outstanding common stock as of October 31, 2025. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States has previously experienced historically high levels of inflation. If the inflation rate increases in the future, particularly due to trade tariffs imposed by the United States on global trade partners, it will affect our expenses, such as employee compensation and research and development charges. Even if the rate of inflation does not increase, past inflation may still affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. Additionally, the United States is experiencing an acute workforce shortage, which in turn, may impact wages and the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 5. Other Information

(a) None.

(b) None.

(c) During our last fiscal quarter, the following officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 5, 2025, Grace Wong-Sarad, the Company’s Vice President of Accounting and Principal Accounting Officer, adopted a Rule 10b5-1 trading plan. Ms. Wong-Sarad's plan provides for (i) the exercise of vested stock options to purchase an aggregate of up to 84,315 shares of the Company’s common stock, and (ii) the sale from time to time of an aggregate of up to 161,754 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Ms. Wong-Sarad's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on October 6, 2026 or earlier if all transactions under the trading plan are completed. Ms. Wong-Sarad’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

ALECTOR, INC.

Date: November 6, 2025	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Neil Berkley
Neil Berkley
Chief Business Officer and Interim CFO
(Principal Financial Officer)

Date: November 6, 2025	By:	/s/ Grace Wong-Sarad
Grace Wong-Sarad
Vice President, Accounting (Principal Accounting Officer)