Form 10-K
period 2025-12-31
Alector, Inc.
filed 2026-02-25
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $115.4 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2025 of $1.40 per share.

The number of shares of the registrant’s Common Stock outstanding as of February 20, 2026 was 110,362,581.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2025 fiscal year ended December 31, 2025.

Alector, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, plans for and results of our research, preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing therapies for neurodegenerative diseases, with a focus on areas of high unmet medical need. Our work is informed by advances in disease biology, including the roles of misfolded or deficient proteins, lysosomal dysfunction, and immune and neuronal pathway disruption.

Our objective is to develop product candidates that address disease through targeted mechanisms, such as removing pathogenic proteins, replacing deficient proteins, and restoring normal cellular function. We are advancing a portfolio of programs focused on genetically validated targets, supported by our expertise in drug development, protein engineering, and antibody discovery.

A key component of our strategy is the development and application of our Alector Brain Carrier (ABC) platform, a proprietary blood-brain barrier (BBB) delivery technology designed to improve central nervous system exposure across multiple therapeutic modalities. We continue to refine and expand this platform to enable effective brain delivery at clinically practical doses of antibodies, enzymes, and siRNA therapeutics. In parallel, we are investing in biomarkers and biomarker assays to guide patient selection, demonstrate target and pathway engagement, and assess biological impact in the clinic, with the goal of improving development efficiency and the likelihood of technical success.

Our portfolio includes nivisnebart (formerly AL101/GSK4527226), an investigational progranulin (PGRN)-elevating antibody that has completed enrollment in a placebo-controlled, double-blinded Phase 2 study in early Alzheimer’s disease (AD) under our July 2021 Collaboration and License Agreement (GSK Agreement) with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK).

In addition, our wholly owned programs include lead candidates in preclinical development for a brain-penetrant anti-amyloid beta antibody for Alzheimer’s disease and a brain-penetrant GCase enzyme replacement therapy for Parkinson’s disease (PD) and Lewy body dementia (LBD). We are also advancing brain-penetrant siRNA programs targeting tau for Alzheimer’s disease, α-synuclein for Parkinson’s disease, and NLRP3, with potential applications across multiple neurodegenerative conditions.

Clinical Pipeline

Nivisnebart (formerly AL101/GSK4527226)

Nivisnebart is an investigational human recombinant monoclonal antibody designed to elevate PGRN levels in the brain. Its pharmacokinetic and pharmacodynamic properties may be suitable for treating prevalent neurodegenerative diseases. We and GSK are co-developing nivisnebart for the potential treatment of early AD, and it may also be evaluated for other indications, including PD. Loss of function (LOF) mutations in the GRN gene, which moderately reduce PGRN levels, have been shown to increase the risk of developing AD and PD. Conversely, increased PGRN levels have been demonstrated to be protective for those diseases in animal models. Given the strong link between GRN LOF mutations and neurodegeneration, elevating PGRN levels may provide a potential therapeutic approach that offers broad neuroprotection in both AD and PD.

In April 2025, enrollment was completed in PROGRESS-AD, a randomized, double-blind, placebo-controlled, 76-week Phase 2 global clinical trial evaluating the safety and efficacy of nivisnebart in slowing disease progression in early AD. Trial completion is expected in 2026. An independent interim futility analysis is planned for the first half of 2026. In August 2025, the first patient from PROGRESS-AD was enrolled and dosed in the optional open-label extension (OLE) study, and enrollment in the OLE is ongoing. Under the current terms of the GSK Agreement, we are responsible for funding and sharing GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 trial of nivisnebart in early AD.

In a randomized, double-blind, placebo-controlled Phase 1 study in 88 healthy volunteers who received either single or multiple doses of nivisnebart administered intravenously or subcutaneously, nivisnebart was generally well tolerated and elevated PGRN levels in cerebrospinal fluid.

Preclinical and Research Pipeline

We have expanded and continued to advance our preclinical and research pipeline by leveraging our expertise in neuroscience and applying our proprietary blood-brain barrier technology platform, Alector Brain Carrier (ABC). Built on the core design principles of versatility, differentiated binding, and translatability to a distinct region of the transferrin receptor (TfR), ABC is intended to support the targeted delivery of therapeutics to the brain and to optimize safety and efficacy at lower doses. With a wide range of TfR binding affinities and binding kinetics, and the ability to target a distinct epitope of TfR, the platform can be aligned with the requirements of diverse therapeutic cargos, including antibodies, enzymes, proteins, and siRNA. The platform’s TfR binding domain is further adaptable to diverse engineered formats, enabling broad applicability to our product candidates. By leveraging these proprietary features, we aim to achieve efficient transport of our product candidates across the BBB with the goal of balancing brain uptake, potency, and safety. Our strategic approach positions us to develop therapeutic candidates for a range of neurodegenerative diseases.

As part of our efforts to advance our programs through development and execute on our strategic plan, we may seek to partner with other biopharmaceutical companies. To date we have had three licensing, co-commercialization, or co-development agreements for certain programs in our pipeline, one of which is currently active.

AL137 Program

AL137 is our proprietary anti-amyloid beta (Aβ) antibody paired with our proprietary ABC in preclinical development for the potential treatment of AD. It is designed to remove brain Aβ plaques, with the potential for minimal treatment related incidence and/or severity of amyloid-related imaging abnormalities (ARIA) and the potential to enable subcutaneous delivery. AL137 features a high-affinity, fully human antibody that selectively binds PyroGlu3, a validated epitope on the toxic form of Aβ found in plaques, a fully active effector function that enables maximal recruitment of myeloid cells to remove plaques, and Alector’s proprietary ABC with tuned affinity, binding kinetics, and binding epitope designed to facilitate brain penetration and plaque removal while minimizing hematologic adverse effects. In preclinical studies to date, AL137 has demonstrated robust brain penetration in non-human primates, and an AL137 surrogate has demonstrated amyloid beta 42 reduction in murine studies.

We have selected AL137 as a lead candidate, with AL037 as our back-up candidate, and we are targeting submission of an Investigational New Drug (IND) application in the fourth quarter of 2026 or the first quarter of 2027, based on the timing of GMP clinical supply production.

AL050 Program

AL050 is a GCase enzyme replacement therapy paired with our proprietary ABC technology in preclinical development for the potential treatment of Parkinson’s disease and Lewy body dementia in patients having GBA1 gene mutations that lead to reduced GCase activity. AL050 features an engineered GCase with improved activity and stability, a silenced effector function to maximize safety, and Alector’s ABC with a TfR epitope and affinity designed to enhance delivery across the BBB. An AL050 surrogate was shown in vivo to rescue GCase activity in GBA1 deficient mice. This mechanism aims to reduce cellular dysfunction and slow disease progression. In preclinical studies to date, AL050 doubled GCase activity in both rodents and non-human primates and reduced toxic substrate accumulation in a rodent GBA disease model with no apparent hematologic findings or other adverse effects, supporting its potential as a therapy for Parkinson’s disease and Lewy body dementia associated with GBA LOF mutations.

We have selected AL050 as a lead candidate, and we are targeting submission of an IND application in 2027.

ABC-Enabled siRNA Platform

We continue to advance our ABC-enabled siRNA platform. The platform is designed for peripheral dosing, offering the potential for more convenient administration compared with traditional intrathecal delivery, as well as the potential for homogeneous drug distribution throughout the brain. Current programs include our lead siRNA program, AL064, a tau siRNA for AD and other tauopathies, which aims to prevent the synthesis of the tau mRNA and protein, with the goal of removing toxic tau, suppressing tau protein expression, and slowing cognitive decline in AD. We have selected AL064 as a lead candidate and are advancing the program to IND-enabling studies. In addition to AL064, we are advancing additional early-stage siRNA programs toward lead candidate selection, including ADP062-ABC, an alpha-synuclein siRNA for PD, and ADP065-ABC, an NLRP3 siRNA for multiple neurodegenerative conditions, reflecting the broad applicability of the ABC platform across disease mechanisms. We continue to evolve our research and development plans and timing for our ABC-enabled siRNA programs including AL064.

Our Strategy

Our goal is to develop genetically validated therapies that remove pathogenic proteins, replace deficient proteins, and restore normal cellular function to address the complex mechanisms that drive neurodegenerative diseases. The key tenets of our business strategy to achieve this goal include:

•
Building a leading, fully-integrated company focused on delivering innovative therapies, validated by human genetics, and propelled by our expertise in neuroscience, protein engineering and drug development for the treatment of neurodegeneration. We believe that building a fully integrated research, development, and ultimately commercial company will enable us to develop therapies more rapidly and efficiently for patients and realize the full potential of our approach and discovery capabilities.
•
Applying our proprietary capabilities and clinical development expertise to rapidly advance our product candidates through clinical proof-of-concept studies and beyond. We are focused on maximizing the probability of success of our product candidates by leveraging an understanding of genetics and neuronal, immune, and lysosomal pathways, as well as our state-of-the-art bioinformatics, to enable better and earlier target selection. We apply our capabilities in antibody and protein engineering combined with our blood-brain barrier technology, ABC, to optimize our product candidates. We seek to develop efficient and effective clinical programs that capitalize on our biomarker expertise through informed patient selection, complementing our clinical outcome measures. We further intend to leverage our clinical development and trial execution expertise to advance new product candidates expeditiously through first-in-human and proof-of-concept studies to derisk the next stages of development in a data-driven manner.
•
Maximizing the therapeutic potential of our targets and product candidates. Given the central physiological roles played by the distinct targets of our product candidates, we believe that there is significant potential for us to address multiple indications with single targets. Our goal is to expand the therapeutic and commercial potential of product candidates to additional indications. We will remain disciplined about advancing this strategy by leveraging our discovery capabilities to inform expansion areas of maximum value and highest probability of success.

Our Research and Discovery Engine

Our research and drug discovery engine enables us to (1) identify targets that play a critical role in the development and progression of neurodegenerative diseases based on genetic or pathological evidence, (2) interrogate and prioritize those targets using biomarkers, iPSC technology, proprietary biochemical and cell-based assays and preclinical models, and (3) rapidly develop and clinically test antibodies, enzymes, and siRNA product candidates, including in genetically-defined patient populations that may be most likely to respond to treatment. We believe that these capabilities provide us with the tools to solve the conceptual and technical challenges associated with the development of therapies for neurodegeneration.

Specifically, the priorities of our efforts are:

•
Target Selection. We use multiple approaches to select targets that we believe will lead to efficient development of product candidates with optimized therapeutic potential, based on genetic and mechanistic evidence. We leverage our bioinformatics expertise and machine learning to identify genetic mutations in the brain that we believe increase the risk of disease onset and progression. We combine our bioinformatic approaches with in-house functional genomics to validate genetic mutations and targets of interest. We utilize state of the art techniques such as hiPSC microglia and neurons and organoids carrying disease risk mutations, CRISPR Activation and Inhibition, single cell transcriptomics, proteomics, metabolomics, microscopic and biochemical readouts in relevant in vitro systems such as hiPSC microglia and neurons, and in vivo systems such as rodent models that carry relevant genetic mutations to elucidate the dysfunction caused by these mutations. In addition to target discovery, we also evaluate and develop drugs to validated targets with the aim of leveraging our proprietary technologies and engineering capabilities to generate product candidates with competitive advantages over existing investigational and approved therapies.
•
Biomarker Selection. We identify and employ molecular biomarkers, assays, and imaging techniques that are tailored to our product candidates to confirm target engagement and quantify their impact, allowing us to potentially interpret the clinical impact of our product candidates earlier than would be expected using traditional clinical measures.
•
Patient Selection. We utilize genetics and biomarkers in certain disease programs to better align a patient’s specific diagnosis with the targeted intervention in our clinical studies.
•
Biologics Discovery. We seek to generate and engineer product candidates that functionally counteract the harmful consequences of toxic proteins, deficient proteins, and immune and neuronal dysfunction. We pursue a comprehensive antibody discovery strategy using in vivo (multiple species, hybridoma and single B cell technology) and in vitro directed evolution (phage and yeast display) approaches. We leverage our advanced antibody discovery and protein engineering capabilities to design and optimize biotherapeutics. We complement our antibody discovery and protein engineering capabilities with other modalities, such as nucleic acids, which we may incorporate into our product candidate design. We leverage in vitro and in vivo functional tools to validate the activity of our product candidates and their ability to cross the blood-brain barrier in sufficient quantity to be therapeutically effective, with our candidates being enhanced for deeper brain penetration through our ABC technology platform.

We employ gene expression profiling, proteomics, brain imaging, and data on disease pathology as well as our own preclinical and clinical data to continually refine our methodologies. Using our drug discovery capabilities to identify targets that are validated by human genetics, disease biomarkers, and suitable patient populations, we believe that we are positioned for greater probability of technical success on more efficient timelines relative to historical drug development in neurodegeneration.

Our Pipeline Programs

Our Programs and Technologies

TARGET AND MODALITY	CANDIDATE	THERAPEUTIC AREA	RESEARCH	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	ALECTOR'S COMMERCIAL OWNERSHIP	RIGHTS
PGRN-Abs	AL101	AD						*U.S. 50/50 profit share and co-promote. Tiered double-digit royalties ex-U.S.*	GSK
Aβ-Abs	AL137-ABC	AD							alector
GCase-ERT	AL050-ABC	PD, GD, LBD							alector
Tau-siRNA	ADP064-ABC	AD, FTD							alector
α–Syn siRNA	ADP062-ABC	PD							alector
NLRP3-siRNA	ADP065-ABC	Neuro							alector

Well positioned with cash runway through at least 2027

1. *Cash, cash equivalents, and marketable securities as of December 31, 2025, were $256.0M; ABC = Alector Brain Carrier; AD = Alzheimer's disease,*

PD= Parkinson's disease, GD = Gaucher Disease, LBD = Lewy body dementia, Aβ = amyloid beta, Abs = antibodies, ERT = enzyme replacement therapy, UD = Undisclosed, siRNA = small interference RNA alector

Figure 1. The above table highlights our clinical, preclinical, and research programs, including our Alector Brain Carrier (ABC) blood-brain barrier technology platform.

Nivisnebart is currently in clinical development. In addition, we continue to pursue a number of preclinical and research programs in our pipeline for indications including Alzheimer’s disease, Parkinson’s disease, and Lewy body dementia.

Our Progranulin Program - Nivisnebart

Our clinical development program is focused on increasing levels of PGRN, a protein encoded by the GRN gene that regulates lysosomal function, neuronal survival, and inflammation in the brain. PGRN has strong genetic links to neurodegenerative disorders, including neuronal ceroid lipofuscinosis, which results from homozygous loss-of-function mutations in both copies of the GRN gene, and frontotemporal dementia, which results from heterozygous loss-of-function mutations in one copy of the GRN gene. Moreover, large scale human genetic studies suggest that regulatory mutations in GRN can increase the risk for Alzheimer’s disease and Parkinson’s disease, making GRN a risk gene for these disorders as well. Increased PGRN levels have been demonstrated to be protective for these diseases in animal models.

PGRN deficiency disrupts neuronal homeostasis and lysosomal function, leading to the buildup of cellular debris and dysfunction in neuronal cells. This disruption is associated with the accumulation of TDP-43, a protein that forms pathological inclusions in neurons and is a hallmark of neurodegenerative disorders, as well as with the accumulation of other misfolded proteins. Excess aggregation of misfolded proteins in brain cells is thought to lead to neuronal cell death. Moreover, the lack of PGRN promotes neuroinflammation through the release of cytotoxic cytokines and complement factors, which can activate astrocytes and contribute to neuronal damage. As a result, the lack of PGRN impairs neuronal function and contributes to rapid neurodegeneration.

Decrease in PGRN levels due to genetic mutations
Inflammation
Lysosomal dysfunction
Complement activation
TDP-43 accumulation
Cell dysfunction
Neuronal cell death
Destruction of brain structures
Cognitive and motor decline

Mutations resulting in progranulin deficiencies are a known risk factor for Alzheimer's and Parkinson's diseases.

Figure 2. PGRN deficiency disrupts neuronal homeostasis and lysosomal function, contributing to the onset and progression of neurodegeneration, particularly during aging.

SORT1 Controls PGRN Levels in the Body

Human and mouse genetic studies have identified the PGRN degrading receptor sortilin (SORT1) as a major negative regulator of PGRN levels in plasma and the brain. SORT1 is a sorting receptor on the cell surface and on the endoplasmic reticulum-Golgi apparatus within the cell. SORT1 binds to extracellular PGRN in the plasma and brain and transports it into cells for degradation by the lysosome resulting in decreased levels of extracellular PGRN. SORT1 deficiency increases PGRN plasma and brain levels by two-

to three-fold in mouse models, while variants that modestly reduce expression of SORT1 increase the level of PGRN in humans.

Moreover, genetic loss of SORT1 in mice does not lead to the adverse effects associated with genetic loss of PGRN, and PGRN continues to carry out its neurotrophic functions as expected in the absence of SORT1. These studies and others have indicated to us that blocking SORT1 with a pharmacological agent could be a safe and effective approach to increase the level of functional PGRN in the brain.

Nivisnebart for the Treatment of Alzheimer’s Disease and Parkinson’s Disease

Our product candidate nivisnebart is a human recombinant monoclonal antibody designed to block and downregulate the SORT1 receptor to elevate the level of PGRN in the brain. The pharmacokinetic and pharmacodynamic properties of nivisnebart make it suitable for treating large chronic neurodegenerative diseases, such as Alzheimer’s disease and Parkinson’s disease. We are developing, and if successful, plan to commercialize, nivisnebart with our partner GSK. (For more information on our collaboration with GSK, see the section titled “Business—Strategic Alliance with GSK.”)

Figure 3. Mechanism of action of nivisnebart. Nivisnebart elevates PGRN levels by blocking sortilin (SORT1), a degradation receptor for PGRN.

Nivisnebart is currently being studied in PROGRESS-AD, a randomized, double-blind, placebo-controlled Phase 2 clinical trial, having enrolled approximately 282 patients with early Alzheimer’s disease at multiple sites globally. The 76-week study is designed to assess the safety and efficacy of two dose levels of nivisnebart compared to placebo. Participants are randomized to one of three treatment groups, receiving nivisnebart or placebo intravenously. The primary endpoint of the study is disease progression as measured by the Clinical Dementia Rating Sum of Boxes (CDR®-SB). The trial also employs other clinical and functional outcome assessments. In April 2025, enrollment was completed in PROGRESS-AD. In August 2025, the first patient from PROGRESS-AD was enrolled and dosed in the optional OLE study, and enrollment in the OLE is ongoing. An independent interim futility analysis is planned for the first half of 2026.

Nivisnebart: Phase 2 PROGRESS-AD Study Design

RANDOMIZED, DOUBLE-BLIND, PLACEBO-CONTROLLED STUDY TO EVALUATE THE EFFICACY AND SAFETY OF NIVISNEBART IN PATIENTS WITH EARLY ALZHEIMER'S DISEASE

Completed Enrollment in April 2025

Up to 12 weeks | **76-Week Treatment Period with an Independent Interim Futility Analysis in 1H 2026**

Screening & Baseline

Nivisnebart **Dose 1 IV (n~141)***

Nivisnebart **Dose 2 IV (n~47)***

Placebo IV (n~94)*

Safety Follow-up

12 weeks after final dose

Key inclusion criteria
- Age 50 - 85 years, inclusive
- Diagnosis of MCI due to AD up to mild AD dementia
- Amyloid positivity (by PET or CSF)

Primary endpoint
Change from Baseline in CDR - SB across Weeks 52, 64 and 76.

Key secondary endpoints
Change from Baseline across Weeks 52, 64 and 76 for iADRS, ADAS - Cog14, ADCS - iADL, ADCS - ADL - MCI, ADCOMS

Biomarkers: Amyloid PET, Tau PET, CSF and Plasma

*Planned sample size

alector

Figure 4. PROGRESS-AD is a global Phase 2 clinical trial evaluating the safety and efficacy of nivisnebart in slowing the progression of early Alzheimer’s disease.

In 2022, we presented results from our randomized, double-blind, placebo-controlled Phase 1 clinical trial testing the safety, tolerability, pharmacokinetics, pharmacodynamics, and bioavailability of single and multiple doses of intravenously (IV) or subcutaneously (SC) administered nivisnebart in 88 healthy volunteers. Nivisnebart was found to be generally well tolerated at all doses administered. Additionally, nivisnebart was measurable in the CSF following single and multiple IV and SC doses. In the two multiple-dose (MD) cohorts, 27 healthy volunteers received either nivisnebart 30 mg/kg IV every four weeks (q4w) for a total of four doses [n=11] or nivisnebart 300 mg SC every two weeks (q2w) for a total of seven doses [n=13]. Three volunteers received MD IV placebo. MD administration of nivisnebart increased plasma and CSF PGRN levels, with a higher elevation observed in the nivisnebart 30 mg/kg MD IV group than in the nivisnebart 300 mg MD SC group. Multiple IV doses of nivisnebart at 30 mg/kg increased and maintained the levels of PGRN at approximately 160% to 200% (2.6- to 3-fold) above baseline in plasma and approximately 80% (1.8-fold) above baseline in the CSF. The pharmacokinetic and pharmacodynamic profile of nivisnebart following single and multiple IV doses support future development in chronic neurodegenerative conditions such as AD and PD.

Figure 5. Nivisnebart treatment increased PGRN levels in healthy volunteers enrolled in our Phase 1 trial.

Alector Brain Carrier (ABC), Our Proprietary and Versatile Blood-Brain Barrier Technology Platform

The blood-brain barrier plays a critical role in maintaining homeostasis and protecting the brain by restricting the entry of potentially harmful substances. However, from a therapeutic standpoint, this protective function presents challenges for delivering therapeutics that need to cross the BBB to achieve optimal efficacy. To address this issue, we have developed Alector Brain Carrier, our proprietary and versatile technology platform designed to enhance brain penetration of therapeutic molecules.

ABC fuels our preclinical and research pipeline, including our AL137, AL050, AL064, ADP062-ABC, and ADP065-ABC programs, to address diseases such as Alzheimer’s disease, Parkinson’s disease, and Lewy body dementia. We believe ABC positions us at the forefront of advancing therapeutics for neurodegenerative diseases and overcoming the hurdle of drug delivery to the brain.

ABC is designed to enable targeted, non-invasive peripheral administration of therapeutics to the brain. ABC aims to enable broad and homogeneous brain distribution, eliminate the need for intrathecal delivery and enable lower doses to potentially widen therapeutic windows and facilitate convenient delivery options, such as subcutaneous dosing, which may reduce treatment burden. ABC’s versatility supports the transport of a broad range of therapeutic modalities and molecular formats. ABC successfully delivers a range of therapeutic cargos, including antibodies, enzymes, and siRNA.

ABC utilizes receptor-mediated transport, a process in which therapeutic molecules are transported across the BBB by binding to specific receptors on endothelial cells and using these receptors as a “Trojan Horse” to enter the brain. This approach enhances the delivery of therapeutics to the brain, aiming to achieve deeper and homogeneous brain penetration and optimize therapeutic efficacy. Given the brain's highly vascularized nature, receptor-mediated transcytosis offers a route by which the BBB can be transformed from a barrier into a conduit for delivering therapeutics directly to every cell in brain parenchyma.

ABC: Designed for Lower Dosing, Improved Efficacy and Safety, and SubQ Delivery Across Antibody, Enzymes and siRNA Drug Modalities

Versatile Features

- **Versatile:** ABCs as Fab and scFv that bind transferrin receptor (TfR) in multi-specific formats
- **Adaptable Fc:** Optimizing effector function and half-life
- **Tailored for Cargo:** Wide range of affinities, TfR-affinities, and drug configurations that are compatible with multiple cargo
- **Tailored for Development:** Designed for testing in non-human primates and manufacturability
- **Validated:** In NHPs for antibodies, enzymes, siRNA

Antibody Cargo

Therapeutic arm
Therapeutic arm
Adaptable linker
Adaptable Fc
Brain Carrier

Enzyme Cargo

Enzyme cargo
Brain Carrier
Adaptable linker
Adaptable Fc

Nucleic Acid Cargo

Brain Carrier
Adaptable linker
Adaptable Fc
Nucleic Acid Cargo

Versatile Configurations

alector

Figure 6. ABC: Designed for lower dosing, improved efficacy and safety, and SubQ delivery across a broad range of drug modalities and configurations.

Transferrin Receptor (TfR) Target

Our ABC platform is focused on targeting the transferrin receptor (TfR), an iron transport receptor that is highly expressed at the BBB and has been investigated for several decades as a receptor-mediated transcytosis target. During development of the ABC platform, we evaluated multiple BBB receptor targets and ultimately focused on TfR based on translational performance, safety considerations, and manufacturability.

TfR-binding brain carriers facilitate transport of therapeutic cargo across the BBB to the central nervous system. So far, we have tested 12 different cargos, including antibodies, proteins, enzymes, and nucleic acids, with ABC.

Development of Alector Brain Carrier (ABC)

Optimized "Trojan Horse" Target

Evaluated TfR, CD98, IGF1R, and other BBB targets, ultimately focusing on TfR

Optimized TfR Epitope

Screened TfR epitopes that enhanced transcytosis while minimizing ADCC and reticulocyte loss

Optimized TfR Affinities

Developed stable, low-immunogenic TfR binders spanning ~1,000-fold affinity range

Optimized Drug Configurations

Tested multiple configurations, TfR binder placements, and valencies to identify designs optimized for each drug modality

Empirical Testing

Evaluated 12 cargos (antibodies, proteins, enzymes, and nucleic acids) in cell culture, rodents, and NHPs for transcytosis, safety, stability, & manufacturability alector

Figure 7. Development of ABC platform, including target selection, optimization of TfR binding properties, evaluation of drug configurations and preclinical testing for brain delivery, safety and manufacturability.

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
Target 3-TfR
Hippocampus
Hippocampus

Anti-human antibody visualized 72h post 50mg/kg iv dosing

Alector data on file

Figure 8. TfR-ABC Drives Widespread Biodistribution in Mouse Brain. In the hippocampus, the Target3 antibody shows minimal penetration without ABC technology. In contrast, with TfR-ABC, neuronal layers of the hippocampus are clearly outlined, indicating deeper brain distribution.

ABC Characteristics

ABC is designed to deliver three key characteristics that we believe are essential for advancing therapeutic delivery:

•
Versatility: The platform is adaptable for a wide range of therapeutic cargos.
•
Optimization of binding properties: ABC enables selection of transferrin receptor (TfR) binding affinity, binding kinetics (Kon and Koff), and epitope specificity to support effective brain penetration while seeking to manage safety considerations for specific therapeutic applications.
•
Translatability: The platform is designed to enable rapid translation of molecules across species, enhancing the likelihood of clinical success and reducing drug costs and potential adverse effects.

Versatility

The versatility of the ABC platform is driven by its use of engineered antibody fragments that target the TfR at the BBB to enhance therapeutic delivery. Our platform employs several types of binding domains, including Fab, a fragment of an antibody that binds to its target, and single-chain variable fragments (scFvs), which are engineered antibody fragments that link the variable regions of an antibody into a single chain, making them smaller and more adaptable for diverse therapeutic applications.

These binding domains may be linked to various therapeutic cargo types, including antibodies, proteins, enzymes, and nucleic acids, in multi-specific formats designed for efficient transport across the BBB. Importantly, these formats preserve key antibody properties, such as extended half-life achieved through recycling at the neonatal Fc receptor (FcRn). FcRn extends the duration of therapeutic molecules in circulation by preventing rapid clearance.

The therapeutic functionality of ABC molecules can be further optimized by modifying the Fc region, the constant portion of the antibody responsible for interactions with the immune system. Such modifications may enhance binding affinity, immune response, and pharmacokinetic and pharmacodynamic properties, ultimately improving therapeutic efficacy.

Optimization of Binding Properties

ABC-enabled therapeutic molecules incorporate TfR binding domains with selected binding affinities, binding kinetics, and epitope specificity, which are important design considerations in supporting transport across the BBB. TfR binding affinity can influence cellular uptake and brain exposure, and different affinity ranges may be appropriate depending on the therapeutic modality and cargo configuration.

ABC includes TfR binders that recognize a distinct TfR epitope and span a range of binding affinities, enabling evaluation of how affinity and binding kinetics impact brain uptake and distribution in preclinical models. These binding properties are selected and configured in the context of the therapeutic cargo and intended mechanism of action, rather than using a single fixed TfR-binding configuration across all programs. Binding affinity, binding kinetics, and epitope selection are assessed on a program-by-program basis as part of the overall design of ABC-enabled therapeutics.

Adaptable TfR Binding Affinities and Binding Kinetics for Multiple Drug Modalities

1000-Fold Affinity Range Tailored to Antibodies, Enzymes, and siRNA

TfR Binder	KD (nM)
Binder 1	5
Binder 2	19
Binder 3	126
Binder 4	127
Binder 5	176
Binder 6	182
Binder 7	274
Binder 8	390
Binder 9	639
Binder 10	1040
Binder 11	1210
Binder 12	4720

ABC Displays Affinity-Dependent Internalization into Human Brain Endothelial Cells

500nM
100nM
500nM
100nM
Binder 3
Binder 8
Binder 4
Binder 10
Binder 5
Isotype Control

Anti-TfR binders at multiple affinities were incubated on hCMEC/D3 cells for 2 hours. Internalized antibodies were detected with anti-huIgG in green; nuclei were labeled in blue with DAPI

TfR Affinity-Dependent Entry to the Frontal Cortex of NHP

Frontal Cortex
ng huIgG / mg protein
15
10
5
0
32x
19x
9x
No TfR
TfR a
TfR b
TfR c

NHP were IV dosed with 2 doses of 3 mg/kg, 8d apart; Vessel depleted lysates from frontal cortex were analyzed by MSD for huIgG concentrations and normalized to protein concentration determined by BCA; fold changes are relative to no TfR control alector

Figure 9. Examples of TfR binding affinities evaluated for ABC-enabled molecules and associated affinity-dependent internalization in human brain endothelial cells and brain exposure observed in non-human primates.

Translatability

Translatability is a key component of our ABC platform. We enable early-stage evaluation of ABC-enabled therapeutics using in vivo models, including mice expressing the human TfR, to support assessment of brain uptake and biological activity. To ensure biologically relevant results, we generate affinity-matched surrogates for ABC-cargo pairings and test them in murine disease models.

We also prioritize translatable safety by selecting ABCs with similar affinities to human and cynomolgus monkey BBB receptors, to help ensure that non-human primate studies predict clinical outcomes. Additionally, we conduct early-stage biophysical assessments to confirm that ABC-cargo combinations have favorable properties for manufacturing and clinical progression.

Strategic Alliance with GSK

Overview

In July 2021, we entered into a Collaboration and License Agreement with GSK, pursuant to which we and GSK collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including nivisnebart, which is currently in a Phase 2 trial, and latozinemab, for which clinical development in frontotemporal dementia has been discontinued. The GSK Agreement became effective on August 17, 2021.

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, including $160 million for the first commercial sale in the United States and $90 million for the first commercial sale in at least two of the following countries: France, Germany, Italy, Spain, or the United Kingdom. In the United States, the parties agreed to equally share profits and losses from commercialization of latozinemab and nivisnebart. Outside of the United States, we will be eligible for double-digit tiered royalties.

The parties agreed to jointly develop latozinemab and nivisnebart, with GSK conducting Phase 3 clinical trials for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications as well as the initial Phase 2 trial for nivisnebart in Alzheimer’s disease.

We agreed that development costs will be shared 60% by GSK and 40% by us, except that the parties will share manufacturing development costs equally, and we will solely bear the development costs of the initial Phase 2 clinical trials under the development plan.

Subsequently, in May 2023, we and GSK amended the GSK Agreement to provide that we are responsible for funding up to $140.5 million for the conduct of the initial Phase 2 trial for nivisnebart in Alzheimer’s disease.

In the United States, the parties agreed to be jointly responsible for commercialization of latozinemab and nivisnebart, with us leading the commercialization for orphan indications and GSK leading the commercialization for Alzheimer’s disease and Parkinson’s disease and other non-orphan indications. Outside of the United States, we agreed that GSK is solely responsible for commercialization of latozinemab and nivisnebart for all indications. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product, the Company will receive tiered royalties on net sales in the United States instead of a share of profits or losses, and certain milestones will be reduced.

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

Adimab Collaboration Agreements

Overview – 2014 Adimab Collaboration Agreement (2014 Adimab Agreement)

In 2014, we entered into the 2014 Adimab Collaboration Agreement (the 2014 Adimab Agreement). Our latozinemab and nivisnebart product candidates were discovered and optimized, and our AL002 product candidate was optimized, under the 2014 Adimab Agreement.

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical trials and commercialization. Under the GSK Agreement, we and GSK agreed that GSK would assume responsibility for the manufacture of latozinemab and nivisnebart for clinical and commercial use. Until GSK has fully assumed such responsibility, and for our other product candidates, we rely, and expect to continue to rely, on third-party contract development and manufacturing organizations (CDMOs) for the production of our product candidates during their preclinical and clinical development. As part of our broad manufacturing strategy to expedite the manufacturing of our product candidates and minimize manufacturing risk, we currently have established relationships with CDMOs for the manufacturing of our drug substance or product candidates.

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

Commercialization Plan

We do not currently have any approved drugs, and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs. When, and if, any of our product candidates are approved for commercialization, we intend to develop commercialization infrastructure for those products in the applicable markets. We may also rely on partners, such as GSK, to commercialize or provide commercialization infrastructure in the United States or other countries, including as to sales and marketing and commercial distribution.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to enforce our proprietary rights against infringers. Our strategy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates, their methods of use and processes for their manufacture, our proprietary methodologies and platforms, and any other inventions that are commercially important to our business. We also rely on trademarks as well as trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms, methods and product candidates. We believe that we have substantial know-how and trade secrets relating to our technology and product candidates.

For our product candidates, we generally pursue multilayered patent protection covering compositions of matter based on for example, sequences of our product candidates as well as their functional characteristics. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making and using our product candidates. The method of use claims further include claims directed to methods of treatment, patient selection criteria, biomarkers, disease subgroups, pharmacodynamic and clinical end-points, and dosage regimes.

PGRN (Nivisnebart) Program

We own three patent families directed to our nivisnebart PGRN program which include six issued U.S. patents, covering the compositions and uses of our nivisnebart product candidate. The first patent family is expected to expire in 2036, the second patent family is expected to expire in 2041, and the third patent family is expected to expire in 2042, in all cases excluding any patent term adjustments and any patent term extensions.

ABC Platform Technology

We own four patent families directed to our ABC platform technology. Two of those patent families relate to compositions that bind to transferrin receptor (TfR) and methods of use. The first of those two patent families is expected to expire in 2043, and the second patent family is expected to expire in 2045, in all cases excluding any patent term adjustments and any patent term extensions.

Tau siRNA Program

We own one patent family directed to our ABC-enabled tau siRNA program. That patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for U.S. provisional patent applications, is expected to expire in 2046, in all cases excluding any patent term adjustments and any patent term extensions.

GCase Program

We own two patent families directed to our glucocerebrosidase (GCase) program covering engineered GCase compositions including our ABC platform technology and use of those compositions. The first patent family and the second patent family are both expected to expire in 2045, in all cases excluding any patent term adjustments and any patent term extensions.

A-beta Program

We own one patent family directed to our ABC-enabled anti-amyloid beta program. That patent family, assuming that the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied for U.S. provisional patent applications, is expected to expire in 2046, in all cases excluding any patent term adjustments and any patent term extensions.

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

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Some of the pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Alzheimer’s disease, and Parkinson’s disease, include large companies with significant financial resources, such as Biogen, Eli Lilly, Merck, Roche, and Eisai. Some of these companies are pursuing product candidates for the same or similar indications to ours and in some cases acting on the same targets or through comparable mechanisms of action. Some of these companies have also developed and continue to develop blood-brain barrier transport technologies, including mechanisms that act through the transferrin receptor (TfR), presenting a competitive risk to our ABC platform. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, time to market, level of promotional activity and intellectual property protection.

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
•
Approval by an independent Institutional Review Board (IRB), or Ethics Committee (EC) at each clinical trial site before each trial may be initiated;
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

Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial, and may recommend that a trial be stopped based on interim data. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2026 fee schedule for prescription drug user fees, which became effective on October 1, 2025, and will remain in effect through September 30, 2026, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $4.68 million. PDUFA also imposes an annual program fee for each marketed human drug or biologic ($442,213 in 2026) and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

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

Prior to stopping the INFRONT-3 open label and continuation studies, latozinemab had been granted orphan drug designation by FDA for treatment of FTD. Nivisnebart also had orphan drug designation until we withdrew the IND for FTD and decided to pursue larger indications, such as Alzheimer's disease and Parkinson’s disease, for that product candidate. Orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication for which it has not been granted orphan drug designation, it will not have orphan drug exclusivity in that non-orphan indication. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

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

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for 12 years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an orphan drug) may be entitled to seven years of exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve-year period provided under the biosimilar statute or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilar applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC (Directive) has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA), and one or more ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

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

In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation (MFN) price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. The impact of future legislative, executive, and administrative actions under the current presidential administration and new agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employee Profile

As of December 31, 2025, we had 103 full-time employees, 70% of whom were engaged in research and development activities. The workforce has subsequently been reduced in connection with the reduction-in-force (of approximately 47% of our employees) that was announced and initiated in October 2025. The majority of our employees work out of our headquarters location in South San Francisco; and the remainder of our team members work remotely. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Fair Employment Practices

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

Employee Compensation and Benefits

Our compensation program is designed to attract, retain, and reward employees who share our vision and are deeply connected to our mission. We achieve this purpose using a mix of competitive base salaries, short term incentive opportunities, stock based awards, and an Employee Stock Purchase Plan (ESPP) that promotes an ownership mindset. We also provide customary benefits, including health insurance and retirement savings with matching contributions for eligible employees.

Employee Growth and Development

We are committed to employee growth and development, and we support this in a variety of ways, including internal training, regular manager-employee check-ins, and a seminar program of visiting academics, reflecting our emphasis on learning, feedback, and a growth mindset.

Employee Wellness, Health, and Safety

The well-being of Alector’s employees is critical to our business success. We maintain environmental, health, and safety programs designed to provide a safe working environment in line with applicable regulatory standards, including required training, job specific safety instruction, periodic inspections, and periodic reviews by third party Environmental Health and Safety (EH&S) providers.

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
•
We have concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen both limited success in drug development and evolving standards for regulatory approval. Further, our product candidates are based on innovative approaches and technologies, making it difficult to predict the time and cost of product candidate development and subsequent regulatory approval.
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
•
Changes or reductions in the FDA’s or other government agencies’ management and personnel, or changes in such agencies’ funding, could impact their ability to hire and retain key leadership and other personnel, impact the timing for development or commercialization of new products and services, or otherwise impact those agencies’ performance of historically typical functions upon which the operation of our business may rely, which could negatively impact our business.
•
We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.
•
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
•
Our operations, financial results, and the market price of our common stock could be adversely impacted by the effects of worldwide economic conditions, including macroeconomic downturns, global recessions, increased inflation, supply chain disruptions, trade tariffs or other disruptions in global trade, pandemics or other public health outbreaks, and geopolitical events and conflicts.
•
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
Our existing or future indebtedness and any associated debt covenants may impact our business and growth prospects.
•
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

We are a biotechnology company with both preclinical and clinical stage programs, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease. We commenced operations in May 2013. To date, we have financed our operations primarily through equity and debt financings and upfront payments received in connection with the GSK Agreement and previously, our October 2017 collaboration agreement with AbbVie Biotechnology, Ltd. (AbbVie Agreement). We currently have one product candidate, nivisnebart, in a Phase 2 clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk.

In October 2025, we decided to stop the open label extension portion of the INFRONT-3 trial and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). Latozinemab failed to meet the clinical co-primary endpoint in that trial.

In November 2024, our AL002 program was terminated, based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD, in which AL002 failed to meet the primary endpoint. In 2022, we and AbbVie concluded that further development of our product candidate AL003 was not warranted. We previously decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data.

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

We will encounter risks and difficulties frequently experienced by biotechnology companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each year since our inception. We incurred net losses of $142.9 million, and $119.0 million, for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $972.1 million.

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
•
withstand high rates or sustained periods of inflation; and
•
defend against any product liability claims or other lawsuits related to our products.

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

To date, clinical development of four of our product candidates has been terminated. In October 2025, we decided to stop the open label extension portion of INFRONT-3 and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with FTD-GRN. Latozinemab failed to meet the clinical co-primary endpoint in that trial. In November 2024, our AL002 program was terminated, based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD, in which AL002 failed to meet the primary endpoint. In 2022, we and AbbVie concluded that further development of our product candidate AL003 was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data.

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

Our operations have required substantial amounts of cash since inception. We expect our expenses relating to latozinemab and AL002 to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for latozinemab and AL002. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and to the advancement of those programs into clinical trials. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with GSK, and previously, AbbVie. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including Alzheimer’s disease, and Parkinson’s disease, will require substantial amounts of capital. Even if our clinical trials are successful, preparing for and applying for regulatory approval of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to seek regulatory approval, or regulatory approval may be significantly delayed, in any or all desired markets. Likewise, even if our product candidates are approved, commercialization of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to commercialize our approved products, or commercialization of such products may be significantly delayed, in any or all desired markets.

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $256.0 million, which we anticipate provides runway at least through 2027. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more than we presently anticipate.

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

Our product candidate, nivisnebart is in clinical development, and we continue to develop our research and preclinical pipeline, including our ABC technology platform and ABC-enabled product candidates. Together, the development of these programs and product candidates and this platform requires significant capital investment. Due to the significant resources required, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. One aspect of our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. For certain product candidates, we may choose to expand clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular technologies, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetics and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic test and any applicable regulatory requirements that would need to be met to enable its use.

Our Loan Agreement requires us to comply with specified operating covenants and places restrictions on our operating and financial flexibility.

On November 14, 2024, we entered into a loan and security agreement (the Loan Agreement) with our subsidiary, Alector LLC, as a co-borrower, the lenders from time to time party thereto (the Lenders), and Hercules Capital, Inc. (Hercules), in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which we may access up to two tranches of term loans in an aggregate principal amount of up to $50,000,000 (the Term Loans). The Loan Agreement provides for an initial $25.0 million tranche of Term Loans available through June 30, 2026, $10.0 million of which we borrowed at closing. Our ability to borrow an additional tranche of $25.0 million is subject to the terms and conditions of the Loan Agreement and at the sole discretion of the Lenders. As security for our obligations under the Loan Agreement, we granted the collateral agent a first priority security interest on substantially all of our assets, subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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

We may not be successful in our efforts to further develop our current product candidates. For example, clinical trials of our product candidates may not demonstrate their safety or efficacy, e.g., the trials may not meet their primary endpoints or otherwise demonstrate evidence of clinical benefit, or interim analyses of our clinical trials may result in a decision to terminate such trials due to failure of our product candidates to meet certain criteria. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We have product candidates in development, and all will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We cannot be certain that any of our product candidates will be successful in this or any other future clinical trials. Our current or future clinical trials of our product candidates may not demonstrate their safety or efficacy, either in the indications currently being tested or in any other indications, or either as single agent therapies or in combination with other therapeutics. For example, we were developing our product candidate latozinemab with GSK to treat patients with FTD-GRN. Latozinemab was an investigational human monoclonal antibody (mAb) designed to block and internalize the sortilin receptor (SORT1) to elevate PGRN levels in the brain. In October 2025, we decided to stop the open label extension portion of the Phase 3 study and the continuation study of latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression. Latozinemab failed to meet the clinical co-primary endpoint in that trial. Our product candidate nivisnebart, which is being tested in the PROGRESS-AD Phase 2 clinical trial, is an investigational human mAb designed to block and downregulate SORT1 to elevate the level of PGRN in the brain in a manner that is similar to latozinemab, but with different pharmacokinetic and pharmacodynamic properties. An independent interim futility analysis is planned for PROGRESS-AD for the first half of 2026.

In November 2024, our AL002 program was terminated based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD, in which AL002 failed to meet the primary endpoint. In 2022, we and AbbVie concluded that further development of our product candidate AL003 was not warranted. In the future, GSK or any other collaboration partner may decide to terminate a collaboration program based on, among other things, our clinical trial data.

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

We also seek to develop product candidates incorporating our ABC technology in our preclinical and research pipeline for a range of neurodegenerative diseases. For example, we are currently pursuing AL137 (and a back-up candidate), our brain-penetrant anti-amyloid beta antibody in AD; AL050, our brain-penetrant GCase enzyme replacement therapy, in Parkinson’s disease; and AL064, our brain-penetrant tau siRNA, in AD, all of which are enabled by ABC using a TfR-based transport mechanism. Those product candidates have complex structures and multiple functional elements, relative to the standard antibody candidates that have previously been our main focus. Therefore, those product candidates may pose additional challenges, including with respect to their manufacture and their ability to function as intended. If we are unable to advance those programs or other preclinical or research candidates, our future pipeline opportunities may be reduced.

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

We are focusing our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are currently limited approved therapeutic options available for patients with Alzheimer’s disease, Parkinson’s disease, and other neurodegenerative diseases. Recently approved therapies for the treatment of Alzheimer’s disease target a specific pathology (amyloid plaques). Our future success is highly dependent on the successful development of our product candidates for treating neurodegenerative diseases. Developing product candidates and, if approved, commercializing our products for treatment of neurodegenerative diseases subject us to a number of challenges, including obtaining disease modifying activity and efficacious dosing and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

Our approach to developing treatments for neurodegenerative diseases is based on understanding the complex mechanisms underlying neurodegeneration, including the roles of misfolded proteins, deficient proteins, and dysfunctional immune cells and neurons. Our approach further leverages our understanding of the genetic associations with disease. Through this approach, our product candidates seek to remove toxic proteins, replace critical deficient proteins, and restore immune and nerve cells to normal function. One aspect of this approach is to identify and select targets enriched in microglia and other myeloid immune cells which are genetically associated with neurodegenerative diseases. We identify and develop product candidates, including candidates that utilize our ABC technology, that are designed to cross the blood-brain barrier in sufficient quantity and potency to enable efficacious delivery to the brain and engage the intended target. We seek to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, demonstrate target and pathway engagement, and measure the impact on disease progression of our product candidates. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

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

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. For example, in October 2025, because latozinemab did not meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial, we decided to stop the open label portion of that trial and the continuation study for latozinemab. In November 2024, we decided to stop the long term extension study of our product candidate AL002 after results from the INVOKE-2 Phase 2 clinical trial showed that AL002 failed to meet the primary endpoint.

In addition, in our INVOKE-2 Phase 2 clinical trial in Alzheimer’s disease, treatment-emergent MRI findings resembling ARIA were observed. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. To mitigate the associated risks, we stopped enrolling patients that were most at risk and implemented additional monitoring procedures, and the trial continued to completion.

We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial that generates data sufficient to support continued clinical development or marketing approval of any of our product candidates. We cannot be certain that any of our clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, even if any of our clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit its commercial potential. Further, even if regulatory approval is secured for any of our product candidates, we cannot be assured that a federal court will not modify, invalidate, or revoke such approval.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including Alzheimer’s disease and Parkinsons disease. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in July 2024, the FDA approved donanemab, which was developed by Eli Lilly and Company, for the treatment of Alzheimer’s disease. Donanemab targets amyloid plaques by binding to insoluble N-truncated pyroglutamate amyloid beta. In January 2023, the FDA granted accelerated approval, and in July 2023, the FDA granted full approval to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Lecanemab has been approved as a treatment for slowing progression of mild cognitive impairment and mild dementia due to Alzheimer’s disease in Japan, and in April 2025, lecanemab received final marketing authorization in Europe for treating mild cognitive impairment or mild dementia due to Alzheimer’s disease in patients who have only one or no copy of the ApoE4 allele.

There are competing pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc. (“Denali”), F. Hoffman La Roche Ltd. (“Roche”), Aliada Therapeutics, Inc. (acquired by AbbVie), Eli Lilly, BioArctic, JCR Pharmaceuticals, Arrowhead, and Ossianix, who have developed and continue to develop technologies for the transport of products across the blood-brain barrier using transferrin receptor (TfR)-based transfer mechanisms. Other companies may successfully develop technologies for blood-brain barrier transport that are based on mechanisms other than TfR and that effectively compete with TfR-based mechanisms. Our ABC platform, which uses a TfR-based transfer mechanism, faces competition from such third party technologies.

Additionally, those competing blood-brain barrier transport technologies are being applied to antibodies and product candidates that act on the same disease targets as we are pursuing. For example, Denali and Roche are advancing antibody candidates, both of which target A-beta and incorporate blood-brain barrier transport mechanisms that act through TfR, and Arrowhead is advancing a tau-siRNA candidate with a TfR binding antibody fragment. Other companies, including Bial, Vanqua Bio, Inc., Gain Therapeutics, Inc., Prevail, Spur Therapeutics,

Voyager Therapeutics, Inc., Denali, and Roche have clinical or pre-clinical programs targeting GCase through allosteric activation, gene therapy, or enzyme replacement, with the latter approach incorporating TfR-based blood-brain barrier transfer mechanisms. Those and other competitors are pursuing product candidates that act on some of the same targets or through comparable mechanisms of action as we are pursuing.

Several companies are employing nucleic acid-based strategies, such as anti-sense oligonucleotides and siRNA, directed to neurodegenerative disease targets in conjunction with TfR-based blood-brain barrier technologies. Certain of those companies, including Eli Lilly, Arrowhead, Novartis, Denali, Roche and Manifold Bio, are applying this approach to some of the same targets that we are pursuing, including tau and alpha-synuclein.

Current or potential competitors may develop products with a market advantage due to their mode of delivery, such as oral small molecule or subcutaneous formulation. For example, Eisai received FDA approval for a subcutaneous formulation of lecanemab in August 2025, and Bial, Vanqua Bio, and Gain Therapeutics are developing small molecule allosteric activators of GCase.

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

The processes involved in manufacturing our product candidates are complex, expensive, highly-regulated, and subject to multiple risks. Manufacturing certain product candidates, such as non-antibody protein product candidates or product candidates incorporating ABC and other active components, may be especially challenging and may require complex and integrated supply chains and CDMO networks. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to scale processes and optimize results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and other foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and other foreign regulatory authority requirements, including complying with current cGMPs on an ongoing basis. Further, the manufacturers that we or our collaboration partners work with will be subject to any future legislation by Congress or other government action that may curtail the ability of foreign CDMOs to provide services to U.S. biotechnology companies. In addition, tariffs may be imposed on products that are manufactured by foreign CDMOs and imported into the U.S. to incentivize manufacturing activity in the U.S. versus abroad. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Additionally, reorganization of the U.S. Department of Health and Human Services (HHS) under its current leadership, changes in the current administration’s focus and policies, departure of senior leadership at the FDA and other agencies under HHS, and reductions in staffing at HHS may impact operations at the FDA as well as other federal agencies. Government shutdown, staff departures at the FDA, lapses in government appropriations, and changes in the staffing and resourcing levels at the FDA may impact the FDA’s ability to meet current review, approval, and inspection schedules, as well as our ongoing correspondence with the FDA, including correspondence regarding progression to the next phases of development. Likewise, restructuring, downsizing, and decreased funding of federal agencies including the FDA may result in our not realizing all the benefits of Breakthrough Designation and Fast Track designation, particularly benefits related to priority review, frequent communications with the FDA, and intensive guidance from the FDA, to the extent such benefits are applicable to any of our product candidates. Any of the above impacts could in turn delay our anticipated timelines, which can increase the cost of clinical development of our product candidates. Other policy changes may lead to fewer agency guidance documents, which could result in changes to FDA programs or possible delays or refusals to approve products. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies or regulations implemented under the current administration and the new FDA commissioner or other executive orders. To the extent the agency's reduction in force and other agency changes lead to disruptions in the FDA’s operations, our interactions, correspondence, and regulatory review processes with the FDA may be delayed.

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

For example, treatment-emergent MRI findings resembling ARIA were observed in our INVOKE-2 Phase 2 clinical trial. ARIA are MRI findings that may include vasogenic edema, sulcal effusions, microhemorrhages and/or superficial siderosis. In INVOKE-2, most cases resembling ARIA were asymptomatic and non-serious. We mitigated ARIA-related risks by discontinuing enrollment of patients who were most at risk based on their genotype, and we implemented additional monitoring procedures.

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

The nivisnebart PROGRESS-AD study is being conducted in countries outside the United States, including in Europe, Latin America, and Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, as regulatory authorities in different jurisdictions may impose different requirements for approval, including requirements with respect to trial design or trial diversity. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could likewise require generation of data that would be acceptable to FDA, EMA, or any applicable foreign regulatory authority.

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

Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation (MFN) price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The OBBBA includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs.

Such MFN pricing agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing references to set drug prices in the United States, or increased and earlier generic and biosimilar drug entry, can have a material adverse effect on our industry, including the ability to set adequate pricing for new drugs to recover research and development costs, and the ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of these and other measures that may be implemented by the current administration related to drug pricing. The impact of ongoing judicial challenges against provisions of the Inflation Reduction Act as well as future legislative, executive, and administrative actions under the current presidential administration, including changes in leadership at HHS, CMS, and FDA, and new agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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
•
the availability of capital.

In addition, the OBBBA includes provisions that will impact the United States healthcare system in various ways, including budget cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBBA also expanded exemptions for orphan designated drugs for Medicare drug price negotiations, which is expected to incentivize development of orphan designated drugs or increase competition for drug development in orphan diseases or conditions. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval or increase our competition in the marketplace, any of which could adversely affect our business and prospects. We expect that the above healthcare reform measures and others that have been and may be adopted in the future, such as the OBBBA, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. There may be further federal and state legislation, regulations, and other actions designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

A wide variety of state, national, and international laws and regulations apply to security and cybersecurity requirements and the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the data obtained in our clinical trials. These laws and regulations include the General Data Protection Regulation (GDPR) in the European Union and similar requirements in other jurisdictions, as well as privacy laws and regulations within the United States. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are continually working to comply with these laws and regulations, and we have devoted, and anticipate needing to continue to devote, significant additional resources to our compliance efforts. It is possible that new legislation, regulations, or other government action may impose, or purport to impose, new or modified obligations and requirements on us and similarly situated companies, and these laws or regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction, that can result in new or modified compliance obligations or that may be inconsistent with our policies and practices. Our actual or perceived failure to adequately comply with applicable laws, regulations, or other actual or asserted obligations relating to security, privacy, and data protection, to protect our systems, personal data, and other data we process or maintain, or to obtain appropriate consent with respect to our use, processing, disclosure or transfer of personal data, including data obtained in our clinical trials, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, and could impact our ability to use, disclose, transfer, or otherwise process data obtained in our clinical trials, any of which could materially affect our business, financial condition, results of operations, and prospects.

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

We may not realize the benefit of collaborations if we or our collaborator are unable to successfully develop a product candidate and commercialize it upon approval or integrate a product candidate into existing operations and company culture. For example, in January 2025, AbbVie decided to terminate the TREM2 collaboration program, which resulted in termination of the AbbVie Agreement, after the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD failed to meet the primary endpoint. Therefore, we did not receive a $250.0 million milestone payment for AbbVie’s opting into the AL002 program or any future payments, and all rights to the TREM2 program have reverted back to us. In October 2025, we announced that latozinemab failed to meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial. As a result, we will not be seeking approval for and commercializing latozinemab in FTD-GRN, and certain milestone payments ($160 million for the first US commercial sale and $90 million for the first commercial sale in two or more EU countries) will not be achieved through commercialization of latozinemab in FTD-GRN, and our receipt of such milestones will therefore be delayed, or may not occur at all.

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

We currently rely and expect to continue to rely on third parties, such as laboratory service providers and other vendors, CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our research, preclinical and clinical development activities.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, data to advance development of any of our product candidates or to achieve marketing approvals for any of our product candidates and we will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for research, preclinical studies and clinical trials and expect to continue to do so for research, preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs for the manufacture of each of our product candidates, and GSK is assuming responsibility for manufacturing nivisnebart. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

Moreover, the government may implement new policies and guidelines that impose certain risks on our intellectual property. On July 28, 2023, President Biden issued an Executive Order that emphasized a preference for domestic manufacturing for subject inventions under the Bayh Dole Act (Bayh Dole). On December 7, 2023, the National Institutes of Science and Technology (NIST) published a draft framework for expanding the use of the government’s march-in rights under Bayh Dole. In August 2025, the U.S. Department of Commerce under the Trump administration initiated a comprehensive review of Harvard University’s federally funded research programs and expressly reserved the government’s right to exercise its march-in authority with respect to Harvard’s patent portfolio. However, the government has not exercised its march-in rights against Harvard or any federal funding recipient (assignee or exclusive licensee) to date. If the U.S. government does exercise its march-in rights for any of our subject inventions under its policy, this action could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects, including our plans and timing for potential commercialization.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Rulings from the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Certain rulings, for example, have applied the enablement and written description requirements to limit the scope of claims covering antibodies and other inventions relating to biologic therapeutics. These rulings have created uncertainty with respect to the validity and enforceability of patents, once obtained, for example, with respect to written description and enablement requirements. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide restricted stock units, stock option grants, and/or other equity awards that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract, retain, and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

We will need to effectively manage the size and capabilities of our organization.

As of December 31, 2025, we had 103 full-time employees.

Our future financial performance and our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth.

Our near-term financial performance and development plans also require that we manage our personnel, and in each of 2024 and 2025 we committed to plans to reduce our workforce to better align our resources with our strategic priorities. We initiated a reduction in force in October 2025 that impacted approximately 47% of our workforce. Total incremental restructuring charges associated with the reduction in force are approximately $7.3 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses will be paid out during the first half of 2026. We also initiated reductions in force impacting approximately 25 employees across the organization effective March 2025 and approximately 41 employees across the organization effective November 2024.

Any future reductions in or restructurings of our workforce may generate severance and other costs that may cause our business and operating results to suffer. Future reductions in force or restructuring of our workforce may occur as a result of market downturns, uncertainty in capital markets, or other macroeconomic changes, or may occur if we are unable to obtain additional capital to develop our product candidates or fund operations or if our clinical trials are not successful. Future reductions in force may require the company to manage significant personnel and operational changes, which may negatively impact our business.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent contractors, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent contractors, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided is compromised for any reason, our research, preclinical development and clinical trials may be negatively impacted, and we may not be able to advance our programs or obtain regulatory approval of or successfully commercialize our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing independent contractors, advisors or consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.

If we are not able to effectively manage our organization by retaining key employees, consultants and contractors, we may not be able to successfully implement the tasks necessary to further our research and preclinical development activities. Moreover, clinical trials may be negatively impacted, and we may not be able to obtain regulatory approval of or successfully commercialize our product candidates. Accordingly, we may not achieve our research, development, and commercialization goals.

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
•
risks of retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
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

We have experienced cyberattacks in the past that have not had a material effect on our business operations, and we face the risk of future cyberattacks that may or may not have a material effect. Despite the implementation of security measures, our internal computer systems and those of third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs and other vendors, contractors and consultants, may be vulnerable to damage, interruption, or other disruption from various causes, including computer viruses and other malicious code, and may be vulnerable to unauthorized access. Likewise, data privacy or security breaches or incidents, or breaches or other incidents undertaken or otherwise caused by employees or others, may pose a risk that sensitive data, including our intellectual property, trade secrets, or personal information of our employees, patients, customers, or other business partners, may be exposed to unauthorized persons or to the public or may otherwise be misused. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work and bad actors use AI to automat attacks, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, and defend against. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. During times of war and other conflicts, we and our business counterparties, including third parties upon which we rely, may be vulnerable to a heightened risk of these attacks. Such attacks might involve the use of sophisticated malware, including ransomware or various types of service denial tactics. They can be initiated through harmful websites or by leveraging phishing strategies, social engineering tactics, or credential stuffing. This might also include brute force attacks, along with other contemporary malicious methods which are always changing.

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

The use of new and evolving technologies, such as AI, in our operations may require us to expend resources and may present risks and challenges that can impact our business, including by posing security and other risks to our proprietary and personal information, any of which may result in reputational harm and liability, or otherwise adversely affect our business.

We may choose to integrate AI into our operations, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. Although AI has the potential to help advance our business, t here are risks involved in utilizing AI, and no assurance can be provided that the use of AI will enhance our business or assist our business in becoming more efficient or profitable. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement and misappropriation. Other known risks of AI currently include inaccuracy, bias, toxicity, data privacy and cybersecurity issues, and data provenance disputes. In addition, AI may have errors or inadequacies that are not easily detectable. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data). If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected.

Additionally, we expect to see increasing government and supranational regulation related to AI use, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act), which imposes significant obligations on providers and deployers of AI systems, entered into force on August 1, 2024 and, with some exceptions, will become effective 24 months thereafter. The rapid evolution of AI will require the expenditure of resources to design, develop, test and/or maintain our technology and products to help ensure that AI is implemented in accordance with applicable laws and regulations and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications, we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party. Our use of AI applications may also, in the future, result in cybersecurity incidents that implicate personal data. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

Our collaborators or other third-party service providers may also incorporate AI tools into their own offerings, and the providers of those AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to intellectual property, data privacy, and cybersecurity. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, or otherwise adversely impact our business.

Business disruptions, including as a result of geopolitical events, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to events beyond our control, such as pandemics or the spread of disease, earthquakes, power shortages, telecommunications failures, software outages or other system failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, pandemics, regional health issues, geopolitical events, including the ongoing conflicts between Russia and Ukraine and in the Middle East, and other natural or man-made disasters or business interruptions, for which we are either totally or partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, geopolitical events, global pandemics, or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Moreover, if there is a significant pandemic or public health outbreak that poses a threat to our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences.

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

Our business is subject to risks associated with conducting business internationally. Some of our CDMOs and clinical trial sites, for example, are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•
economic weakness, including recession, inflation, or political instability in non-U.S. economies and markets;
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

As of December 31, 2025, we had federal and state net operating loss (NOL) carryforwards of approximately $375.6 million and $419.1 million, respectively. Federal NOL carryforwards have an indefinite life but cannot offset more than 80% of taxable income. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We may have experienced such an ownership change in the past, and may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. Additionally, California has recently enacted a temporary suspension on the use of state NOL carryforwards in the taxable years beginning in 2024, 2025, and 2026, which would adversely affect our company if we earn taxable income in the impacted taxable years. Our NOL carryforwards may also be subject to other state tax limitations.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years for domestic costs and 15 years for foreign costs. The OBBBA, which was enacted on July 4, 2025, made a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development costs and permitting such deductions on a current basis. The Company is currently assessing the impact of this new legislation, but does not anticipate it will have a material impact on the results of operations. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively or materially affect our financial position, cash flows and results of operations.

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

Our common stock is currently listed for trading on The Nasdaq Global Select Market. We must satisfy Nasdaq’s continued listing requirements, including a minimum bid price for our common stock of $1.00 per share. Given the current market environment and despite our cash position, our common stock has traded for less than $1.00 per share, during the second quarter of 2025, and our aggregate market capitalization over the last several quarters has valued below the total value of our cash, cash equivalents, and investments. If we do not meet these requirements, we risk possible delisting from Nasdaq, which could have a material adverse effect on our business.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. On November 7, 2023, we entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which we may offer and sell from time to time through TD Securities up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Securities (the Sales Agreement). As of December 31, 2025, we have issued 7,110,162 shares and received approximately $20.0 million in net proceeds from the sale of securities pursuant to the Sales Agreement. On January 17, 2024, we entered into an underwriting agreement with Cantor, pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 29.4% of our outstanding common stock as of February 20, 2026. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Governance

Our Associate Director of IT serves as our Head of Cybersecurity and is responsible for developing and executing our cybersecurity strategy and program. This individual, who reports to our Chief People and Places Officer, works closely with external cybersecurity and information technology service providers who support our security operations. We also maintain a team of cybersecurity professionals who are responsible for security operations and report to the Head of Cybersecurity, who has more than 18 years’ experience in cybersecurity and information technology infrastructure and operations.

Our Head of Cybersecurity is regularly informed about developments in cybersecurity, including potential threats and innovative risk management techniques in the interest of effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Head of Cybersecurity oversees the processes for monitoring our information systems, including periodic system audits to identify potential vulnerabilities and third-party audits and evaluations. In the event of a cybersecurity incident, the Head of Cybersecurity, together with our external service providers, implements an incident response plan. This plan includes immediate actions to mitigate the impact of incidents and strategies for remediation of future incidents. The Head of Cybersecurity is responsible for reporting information about cybersecurity risks and incidents to our Chief People and Places Officer and other members of executive management.

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

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease approximately 105,000 square feet of office and laboratory space. The term of the lease agreement expires in May 2029, with an option to extend the term of the lease for an additional 10 years. The lease agreement also provides us a right of first offer to expand into available office space in the building. We subleased approximately 9,300 square feet of our corporate headquarters in February 2023 with a lease term that expired in July 2025. We also subleased approximately 13,000 square feet of the corporate headquarters in February 2025 and expanded the sublease to 15,200 square feet in August 2025, with a lease term that will expire in March 2029. We also subleased approximately 7,700 square feet of the corporate headquarters in December 2025, with a lease term that will expire in July 2027. We lease approximately 18,700 square feet of additional office and laboratory space in Newark, California. In August 2024, we approved a plan to transition operations from our laboratory and office space in Newark, California to our South San Francisco headquarters. Our intention is to sublease the Newark facility. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of February 20, 2026, there were approximately 6 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a clinical-stage biotechnology company developing therapies for neurodegenerative diseases, with a focus on areas of high unmet medical need. Our work is informed by advances in disease biology, including the roles of misfolded or deficient proteins, lysosomal dysfunction, and immune and neuronal pathway disruption.

Our objective is to develop product candidates that address disease through targeted mechanisms, such as removing pathogenic proteins, replacing deficient proteins, and restoring normal cellular function. We are advancing a portfolio of programs focused on genetically validated targets, supported by our experience in drug development, protein engineering, and antibody discovery.

A key component of our strategy is the development and application of our Alector Brain Carrier (ABC) platform, a proprietary blood-brain barrier (BBB) delivery technology designed to improve central nervous system exposure across multiple therapeutic modalities. We continue to refine and expand this platform to enable effective brain delivery at clinically practical doses of antibodies, enzymes, and siRNA therapeutics. In parallel, we are investing in biomarkers and biomarker assays to guide patient selection, demonstrate target and pathway engagement, and assess biological impact in the clinic, with the goal of improving development efficiency and the likelihood of technical success.

Our portfolio includes nivisnebart (formerly AL101/GSK4527226), an investigational PGRN-elevating antibody that has completed enrollment in a placebo-controlled, double-blinded Phase 2 study in early Alzheimer’s disease under our July 2021 Collaboration and License Agreement (GSK Agreement) with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK).

In addition, our wholly owned programs include lead candidates in preclinical development for a brain-penetrant anti-amyloid beta antibody for Alzheimer’s disease (AD) and a brain-penetrant GCase enzyme replacement therapy for Parkinson’s disease (PD). We are also advancing brain-penetrant siRNA programs targeting tau for Alzheimer’s disease, α-synuclein for Parkinson’s disease, and NLRP3, with potential applications across multiple neurodegenerative conditions.

Our operations have been financed primarily through our collaboration with GSK, our previous collaboration with AbbVie, entered into in October 2017 and terminated in February 2025, the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO), and follow-on equity financings.

To date, we have not had any products approved for sale and have not generated any product or royalty revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates, advance our research and preclinical programs, and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $142.9 million and $119.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $972.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance product candidates through preclinical studies and clinical trials;
•
pursue regulatory approval of product candidates;
•
discover, validate, and develop additional product candidates;
•
require the manufacture of drug supply for our research, preclinical studies and clinical trials; and
•
obtain, maintain, and protect our intellectual property portfolio.

On March 7, 2025, we committed to a plan to reduce our workforce by approximately 13% to better align our resources with our strategic priorities including advancing our preclinical and research pipeline. We initiated such reduction in force impacting approximately 25 employees across the organization. On October 21, 2025, we initiated a reduce in force that impacted approximately 47% our workforce in order to align resources with the Company’s strategic priorities following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab in individuals with frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $256.0 million, which we anticipate provides runway at least through 2027.

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

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, subject to successful advancement and commercialization of product candidates in multiple indications under the agreement. Alector and GSK are conducting development jointly. Under the current terms of the GSK Agreement, we are responsible for funding GSK’s and our development costs up to $140.5 million for the conduct of the initial Phase 2 clinical trial of nivisnebart in AD.

In the United States, Alector and GSK agreed to equally share profits and losses from commercialization of product candidates under the agreement. We may opt out of the sharing of development costs and of profit and losses from commercialization in the United States on a product-by-product basis. In such case, we will no longer conduct development or commercialization of that product, we will receive royalties on net sales of the product in the United States instead of a share of profits, and certain milestones will be reduced. Outside of the United States, GSK agreed to responsible for commercialization of latozinemab and nivisnebart for all indications, and we will be eligible for double-digit tiered royalties.

We expect that our revenue for the next several years will be derived primarily from the GSK Agreement. The balance of deferred revenue was $171.2 million as of December 31, 2025, related to the GSK Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and nivisnebart.

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
•
costs related to production of research, preclinical, and clinical materials, including fees paid to contract manufacturers;
•
laboratory and vendor expenses related to the execution of research, preclinical studies and clinical trials;
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

Specific program expenses include expenses associated with the development of our most advanced product candidate, nivisnebart, which is being studied in the PROGRESS-AD Phase 2 clinical trial. We also have expenses related to the research and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Dollar
	2025	2024	Change
	(In thousands)
Collaboration revenue	$21,045	$100,558	$(79,513)
Operating expenses:
Research and development	123,065	185,940	(62,875)
General and administrative	53,987	59,615	(5,628)
Total operating expenses	177,052	245,555	(68,503)
Loss from operations	(156,007)	(144,997)	(11,010)
Other income, net	13,246	26,076	(12,830)
Loss before income taxes	(142,761)	(118,921)	(23,840)
Income tax expense	168	128	40
Net loss	$(142,929)	$(119,049)	$(23,880)

Revenue

Collaboration revenue was $21.0 million for the year ended December 31, 2025, compared to $100.6 million for the year ended December 31, 2024. The decrease of $79.6 million in revenue was primarily due to the satisfaction of the performance obligations associated with the AL002 program and the latozinemab FTD-C9orf72 Phase 2 trial in the fourth quarter of 2024, resulting in lower revenue recognized in 2025. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses were $123.1 million for the year ended December 31, 2025, compared to $185.9 million for the year ended December 31, 2024. The decrease of $62.8 million was mainly due to a decrease in research and development expenses for the AL002 program as well as a decrease in personnel related costs as a result of the reductions in force.

	Year Ended December 31,		Dollar
	2025	2024	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$14,824	$13,909	$915
Nivisnebart	6,418	4,656	1,762
AL002	6,429	50,222	(43,793)
Other programs	20,204	16,908	3,296
Indirect research and development expenses
Personnel related (including stock-based compensation)	52,256	75,909	(23,653)
Facilities and other unallocated research and development expenses	22,934	24,336	(1,402)
Total research and development expenses	$123,065	$185,940	$(62,875)

General and Administrative Expenses

General and administrative expenses were $54.0 million for the year ended December 31, 2025, compared to $59.6 million for the year ended December 31, 2024. The decrease of $5.6 million was mainly due to a decrease in personnel related costs as a result of the reductions in force.

Other Income, Net

Other income, net was $13.2 million for the year ended December 31, 2025, compared to $26.1 million for the year ended December 31, 2024. The decrease of $12.9 million was due to lower interest income from a reduction in marketable securities used to fund our operations.

Income Tax Expense

Income tax expense was $0.2 million for the year ended December 31, 2025, compared to $0.1 million for the year ended December 31, 2024.

Liquidity and Capital Resources

Since our inception through December 31, 2025, our operations have been financed primarily by our collaborations with AbbVie and GSK and the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on equity and debt financings.

As of December 31, 2025, we had $256.0 million of cash, cash equivalents, and marketable securities. As of December 31, 2025, we had an accumulated deficit of $972.1 million.

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

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $256.0 million, which we anticipate provides runway at least through 2027. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on May 1, 2023, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities. We will need to obtain substantial additional funding in the future for our research and development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

On November 7, 2023, we entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which we may offer and sell from time to time through TD Securities up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Securities (the Sales Agreement). As of December 31, 2025, we have issued 7,110,162 shares and received approximately $20.0 million in net proceeds from the sale of securities pursuant to the Sales Agreement. On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, on November 14, 2024, we entered into a loan agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (the Loan Agreement), pursuant to which we may access up to two tranches of Term Loans in an aggregate principal amount of up to $50,000,000. The initial tranche of Term Loans provides for an aggregate principal amount of up to $25,000,000 through June 30, 2026, subject to the satisfaction of certain conditions. The second tranche of Term Loans provides for up to $25,000,000 and is available at the sole discretion of the Lenders. We borrowed $10,000,000 principal amount of the initial tranche of Term Loans on the closing date of the Loan Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Cash used in operating activities	$(184,031)	$(229,905)
Cash provided by investing activities	196,597	107,131
Cash provided by financing activities	20,215	81,540

Operating Activities

For the year ended December 31, 2025, cash used in operating activities was $184.0 million. This was mainly due to the net loss of $142.9 million. We also had a decrease in deferred revenue of $21.0 million and a decrease in refund liability of $50.0 million. This was offset by a non-cash charge of $26.7 million for stock-based compensation.

For the year ended December 31, 2024, cash used in operating activities was $230.0 million. This was mainly due to the net loss of $119.0 million. We also had a decrease in deferred revenue of $100.6 million and a decrease in refund liability of $46.0 million. This was offset by a non-cash charge of $39.5 million for stock-based compensation.

Investing Activities

For the year ended December 31, 2025, cash provided by investing activities of $196.6 million was primarily related to the maturities of marketable securities of $465.5 million offset by purchases of marketable securities of $271.9 million.

For the year ended December 31, 2024, cash provided by investing activities of $107.1 million was primarily related to the maturities of marketable securities of $573.6 million offset by purchases of marketable securities of $467.7 million.

Financing Activities

For the year ended December 31, 2025, cash provided by financing activities of $20.2 million was primarily from the proceeds from the sale of securities pursuant to the sales agreement with TD Securities.

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

We recognize collaboration revenue at a point in time if control of the promised good or service has been transferred to the customer. We recognize collaboration revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. Changes in our forecasted costs are likely to occur over time based upon changes in clinical trial procedures set forth in protocols, changes in estimates of manufacturing costs, or feedback from regulators on the design or operation of our clinical trials. We have had changes to the overall expected costs to satisfy the performance obligations from period to period. For the year ended December 31, 2025, we recorded an $8.9 million increase to collaboration revenue under the GSK Agreement due to a decrease in total expected costs to satisfy the performance obligations for the nivisnebart program.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and generally short-term duration, invested in compliance with our policy. An immediate 100 basis point increase or decrease in interest rates would not have a material effect on the fair value of our cash, cash equivalents and marketable securities.

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

Item 8. Financial Statements and Supplementary Data.

ALECTOR, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alector, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter

The Company recorded collaboration revenue of $21 million for the year ended December 31, 2025. As described in Note 2, collaboration revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. In order to recognize collaboration revenue over the research and development period, the Company measures actual costs incurred to date compared to the total expected costs to satisfy the performance obligations. Revenues are recognized as the program costs are incurred.

Auditing total expected costs to be incurred to satisfy the performance obligation was complex due to the extensive data analysis performed by the Company in determining the total expected costs to be incurred.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the Company’s estimation of the total costs expected to be incurred to satisfy the performance obligation.

Our audit procedures included, among others, testing accuracy and completeness of the data used by management to estimate the total costs expected to be incurred to satisfy the performance obligation, as well as making inquiries of Company personnel involved with supervising the development program.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Mateo, California

February 25, 2026

ALECTOR, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$65,802	$33,021
Marketable securities	190,222	380,376
Prepaid expenses and other current assets	10,428	11,420
Total current assets	266,452	424,817
Property and equipment, net	10,841	17,145
Operating lease right-of-use assets	13,712	19,951
Restricted cash	1,846	1,846
Other assets	386	4,544
Total assets	$293,237	$468,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,691	$2,215
Accrued clinical supply costs	3,669	6,989
Accrued liabilities	19,299	28,890
Deferred revenue, current portion	6,684	23,663
Payable to collaboration partner	17,289	5,914
Refund liability to collaboration partner, current portion	11,449	48,634
Operating lease liabilities, current portion	9,056	8,754
Short-term debt	366	—
Total current liabilities	69,503	125,059
Deferred revenue, long-term portion	164,537	172,169
Long-term debt	9,323	9,389
Refund liability to collaboration partner, long-term portion	—	9,276
Operating lease liabilities, long-term portion	17,488	24,376
Other long-term liabilities	1,737	1,234
Total liabilities	262,588	341,503
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 110,362,581 and 99,085,888 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	11	9
Additional paid-in capital	1,002,528	955,657
Accumulated other comprehensive income	166	261
Accumulated deficit	(972,056)	(829,127)
Total stockholders’ equity	30,649	126,800
Total liabilities and stockholders’ equity	$293,237	$468,303

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Collaboration revenue	$21,045	$100,558
Operating expenses:
Research and development	123,065	185,940
General and administrative	53,987	59,615
Total operating expenses	177,052	245,555
Loss from operations	(156,007)	(144,997)
Other income, net	13,246	26,076
Loss before income taxes	(142,761)	(118,921)
Income tax expense	168	128
Net loss	(142,929)	(119,049)
Unrealized gain (loss) on marketable securities	(95)	77
Comprehensive loss	$(143,024)	$(118,972)
Net loss per share, basic and diluted	$(1.39)	$(1.23)
Shares used in computing net loss per share, basic and diluted	102,998,978	96,588,177

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2023	84,879,693	$8	$844,044	$184	$(710,078)	$134,158
Vesting of restricted stock units	3,001,132	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	335,497	—	1,043	—	—	1,043
Issuance of common stock upon public offering, net of issuance costs of $3,892	10,869,566	1	71,107	—	—	71,108
Stock-based compensation	—	—	39,463	—	—	39,463
Unrealized gain on marketable securities	—	—	—	77	—	77
Net loss	—	—	—	—	(119,049)	(119,049)
Balance — December 31, 2024	99,085,888	9	955,657	261	(829,127)	126,800
Exercise of stock options	12,075	—	15	—	—	15
Vesting of restricted stock units	3,962,364	—	—	—	—	—
Issuance of common stock, net of issuance cost of $408	7,110,162	2	19,981	—	—	19,983
Purchase of common stock under employee stock purchase plan	192,092	—	217	—	—	217
Stock-based compensation			26,658			26,658
Unrealized loss on marketable securities	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(142,929)	(142,929)
Balance — December 31, 2025	110,362,581	$11	$1,002,528	$166	$(972,056)	$30,649

The accompanying notes are an integral part of these consolidated financial statements.

ALECTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(142,929)	$(119,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,718	5,407
Stock-based compensation	26,658	39,463
Amortization of premiums and accretion of discounts on marketable securities	(6,579)	(14,379)
Amortization of right-of-use assets	3,943	3,434
Amortization of debt discount and debt issuance costs	293	—
Impairment loss of right-of-use assets and leasehold improvements	2,922	2,205
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	992	5,526
Other assets	4,158	2,874
Accounts payable	(524)	(1,441)
Accrued liabilities and accrued clinical supply costs	(12,904)	340
Payable to collaboration partner	11,375	(1,789)
Deferred revenue	(21,045)	(100,558)
Refund liability to collaboration partner	(50,027)	(46,007)
Lease liabilities	(6,585)	(5,792)
Other long-term liabilities	503	(139)
Net cash used in operating activities	(184,031)	(229,905)
Cash flows from investing activities:
Purchase of property and equipment	(41)	(1,255)
Purchase of marketable securities	(271,879)	(467,741)
Maturities of marketable securities	465,536	573,559
Sale of marketable securities	2,981	2,568
Net cash provided by investing activities	196,597	107,131
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	15	—
Proceeds from issuance of stock from employee stock purchase plan	217	1,043
Proceeds from issuance of common stock, net of issuance costs	19,983	71,108
Proceeds from debt financing, net of discount and issuance costs	—	9,389
Net cash provided by financing activities	20,215	81,540
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,781	(41,234)
Cash, cash equivalents, and restricted cash at beginning of period	34,867	76,101
Cash, cash equivalents, and restricted cash at end of period	67,648	$34,867
Non-cash investing and financing activities:
Interest paid	$855	$—

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

At-the-Market Offering

On November 7, 2023, the Company entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which the Company may offer and sell from time to time through TD Securities up to $125,000,000 of shares of its common stock, in such share amounts as the Company may specify by notice to TD Securities (the Sales Agreement). For the year ended December 31, 2025, the Company issued an aggregate of 7,110,162 shares and received approximately $20.0 million in net proceeds from the sale of securities pursuant to the Sales Agreement. Since inception of the Sales Agreement, the Company has issued an aggregate of 7,110,162 shares.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$65,802	$33,021
Restricted cash	1,846	1,846
Total cash, cash equivalents, and restricted cash	$67,648	$34,867

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, restricted cash, current and noncurrent prepaid expenses, accounts payable, payable to collaboration partner, and accrued liabilities. The Company's investments in marketable securities are measured at fair value. The Company’s other financial instruments approximate fair value due to their relatively short maturities.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value. For the year ended December 31, 2025 the Company recognized an impairment loss of $2.9 million on the right-of-use asset and the leasehold improvements. The Company recognized an impairment loss of $2.2 million on the right-of-use assets and leasehold improvements for the year ended December 31, 2024.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of operations. The Company accrued $0.2 million and $0.2 million interest and penalties for the years ended December 31, 2025 and 2024.

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the Code) covering substantially all U.S. employees of Alector. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2025 and 2024, the Company made matching contributions of $0.8 million and $1.1 million, respectively.

Debt

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024
Collaboration revenue	$21,045	$100,558
Less:
Compensation and benefits	51,783	73,223
Lab expenses and outside research services	12,644	14,881
Clinical supply costs	12,039	22,460
Clinical trials	23,360	58,577
Support functions	30,668	34,379
Other segment expenses(a)	46,558	42,035
Total operating expenses	177,052	245,555
Loss from operations	(156,007)	(144,997)
Other income, net	13,246	26,076
Segment and consolidated loss before income taxes	$(142,761)	$(118,921)

(a) Other segment expenses include consultants & contractor expense, contra-R&D expense for GSK collaboration, depreciation expense, impairment loss, restructuring expense, and stock-based compensation expense.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$36,834	$—	$—	$36,834
U.S. government treasury securities	Level 1	13,915	13	—	13,928
Certificates of deposit	Level 2	9,468	7	—	9,475
Commercial paper	Level 2	92,887	9	(7)	92,889
Corporate bonds	Level 2	102,135	151	(7)	102,279
Total cash equivalents and marketable securities		$255,239	$180	$(14)	$255,405

	December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$31,310	$—	$—	$31,310
U.S. government treasury securities	Level 1	72,360	38	(38)	$72,360
Certificates of deposit	Level 2	15,955	4	(1)	$15,958
Commercial paper	Level 2	81,744	51	(15)	81,780
Corporate bonds	Level 2	210,056	301	(79)	210,278
Total cash equivalents and marketable securities		$411,425	$394	$(133)	$411,686

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of December 31, 2025, the remaining contractual maturities of $214.4 million of investments were less than one year and $41.0 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. For the years ended December 31, 2025 and 2024, the Company sold marketable securities for the total proceeds of $3.0 million and $2.6 million for immaterial realized losses or gains based on the specific identification method.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of December 31, 2025 or 2024. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

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

During the three months ended September 30, 2023, as a result of the planned closure of the latozinemab Phase 2 trial and concurrent agreement by the Company to cost-share additional research and development, the Company determined there was a modification of the GSK Agreement, resulting in a decrease of the scope of the performance obligation associated with the latozinemab FTD-C9orf72 Phase 2 trial and an increase in the amount of research and development cost-shared by the Company in future periods. The impact of this additional cost share was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement. The refund liability is an estimate of variable consideration.

The Company concluded that the GSK Agreement is within the scope of ASC 808, Collaborative Arrangements, as both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the commercialization of latozinemab and nivisnebart. Certain elements are required to be accounted for under ASC 606, Revenue From Contracts With Customers, where the counterparty is a customer for a good or service that is a distinct unit of account.

The Company determined that the distinct performance obligations under ASC 606 consisted of: (i) license and know-how to latozinemab FTD-GRN, and (ii) the research and development activities, including license rights and know-how, relating to products in Phase 2 or earlier stages of development.

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of December 31, 2025 was decreased to $568.0 million due to the estimated refund liabilities created from the contract modifications. The Company reassessed the remaining estimated refund liabilities to collaboration partner as of December 31, 2025 to be $11.4 million. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement and as of December 31, 2025, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

The respective standalone value for each of the performance obligations was allocated to the transaction price. The estimated SSP of each performance obligation was determined using discounted cash flows from the expected commercialization of latozinemab and nivisnebart and estimated research and development costs to be incurred by the Company in each of the initial Phase 2 clinical trials. The estimate of SSP for each performance obligation reflects management’s assumptions, which may include forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. For the license for FTD-GRN, the Company determined that GSK could benefit from the license at the time the license was granted and therefore, the related performance obligation was satisfied at a point in time. For the product candidates in Phase 2 or earlier stages of development, the Company determined that GSK could not benefit from the licenses without the corresponding development services that the Company has committed to perform due the earlier stage of development for these licenses. Except where agreed to otherwise, the Company will perform research and development activities through the end of the initial Phase 2 clinical trials. Revenue will be recognized over time as the research and development activities are performed. The Company will measure progress based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligations.

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

Collaboration revenue under the GSK Agreement during the year ended December 31, 2025, and 2024, was $21.0 million and $54.1 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the period. The deferred revenue related to the GSK Agreement was $171.2 million and $195.8 million as of December 31, 2025 and 2024. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials. For the year ended December 31, 2025, we recorded an $8.9 million increase to collaboration revenue under the GSK Agreement due to a decrease in total expected costs to satisfy the performance obligations for the nivisnebart program. This change in estimate decreased net loss by $8.9 million, or $0.08 per share.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the year ended December 31, 2025 and 2024, the Company recognized a reduction of research and development expense of $6.8 million and $23.3 million, respectively, under the GSK Agreement.

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

In 2022, AbbVie decided to terminate one of the two collaboration programs, the CD33 collaboration program. In February 2023, the Company and AbbVie amended the AbbVie Agreement (AbbVie Amendment), which resulted in the Company receiving a $17.8 million milestone payment for the dosing of the first patient in an LTE trial and an additional $12.5 million to support the enrollment of additional patients to replace discontinuations in 2023. In November 2024, we decided to stop the long term extension study of our product candidate AL002 based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD. AL002 failed to meet the primary endpoint in that trial.

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

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2025	2024
	(In thousands)
Computer equipment	$2,407	$2,407
Furniture and fixtures	2,439	2,439
Lab equipment	18,546	18,884
Leasehold improvements	24,942	26,357
Property and equipment, gross	48,334	50,087
Less accumulated depreciation and amortization	(37,493)	(32,942)
Total property and equipment, net	$10,841	$17,145

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued employee compensation	$12,941	$18,213
Accrued research and development costs	5,565	8,977
Accrued professional services	298	1,218
Other	495	482
Total accrued liabilities	$19,299	$28,890

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

In October 2023, the Company entered into an agreement to sublease approximately 13,250 square feet of the Headquarters. This sublease expired in November 2024.

In February 2023, the Company entered into an agreement to sublease approximately 9,300 square feet of the Headquarters. This sublease expired in July 2025. The sublessee paid its proportionate share of operating expenses for the space.

In August 2024, the Company approved a plan to transition operations from its laboratory and office space in Newark, California to its South San Francisco headquarters. The Company recorded an impairment loss of $1.1 million and $2.2 million in general and administrative expenses to write-down the right-of-use asset and the leasehold improvements for the year ended December 31, 2025 and 2024.

In February 2025, the Company entered into an agreement to sublease approximately 13,000 square feet of the Headquarters. In August 2025, the subleased area was expanded to approximately 15,200 square feet. This sublease will expire in March 2029, and the sublessee pays its proportionate share of operating expenses for the space.

In December 2025, the Company entered into an agreement to sublease approximately 7,700 square feet of the Headquarters. This sublease will expire in July 2027.

For the year ended December 31, 2025, the Company recorded an impairment loss of $1.8 million related to the subleased space at its Headquarters, which was included in general and administrative expenses, to write-down the associated right-of-use asset and the leasehold improvements.

The components of lease expense were as follows:

	December 31,
	2025	2024
	(In thousands)
Operating lease cost	$6,499	$6,494
Variable lease cost	3,674	3,410
Sublease income and reimbursement of variable lease cost	(1,182)	(2,444)
Total	$8,991	$7,460

As of December 31, 2025, the weighted-average remaining lease term for operating leases was 3.2 years and the weighted-average discount rate was 8.6%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2025 and 2024 was $9.0 million and $8.7 million, respectively, was included in net cash used in operating activities in our consolidated statements of cash flows.

The following are the lease payments owed under the Company’s operating leases as of December 31, 2025:

(In thousands)
2026	$9,477
2027	9,804
2028	8,969
2029	2,209
Total undiscounted lease payments	30,459
Less: Present value adjustment	(3,915)
Total lease liability	$26,544

8. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$11,109	$19,836
General and administrative	15,549	19,627
Total stock-based compensation	$26,658	$39,463

Determination of Fair Value

The estimated grant-date fair value of all the Company’s options to purchase common stock was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2025	2024
Expected term (in years)	5.3 -6.0	6.0
Expected volatility	80% -88%	81%
Risk free interest rate	3.8% - 4.1%	4.3%
Dividend yield	—	—

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

Expected Volatility—The Company had limited information on the volatility of stock options as the shares were not actively traded on any public markets prior to February 7, 2019. The expected volatility was derived from the historical stock volatilities of comparable peer public companies within its industry. Those companies were considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards. In 2020, the Company began giving weight to in its own historical volatility in the determination of expected volatility. Beginning in 2025, we have used only our own historical stock price volatility in the determination of expected volatility.

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

2019 Equity Incentive Plan and 2022 Inducement Plan

On February 6, 2019, the Company adopted the 2019 Equity Incentive Plan (2019 Plan) under which the Board may issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants. The Company’s 2017 Stock Option and Grant Plan (2017 Plan) was terminated; however, shares subject to outstanding awards granted under it will continue to be governed by the 2017 Plan. Shares reserved for issuance but not issued pursuant to, or not subject to, awards granted under the 2017 Plan were added to the available shares in the 2019 Plan. Shares subject to awards granted under the 2017 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2019 Plan. The board of directors, or a committee appointed by the board of directors, has the authority to determine to whom options or shares will be granted, the number of shares, the term, and the exercise price. Under the 2019 Plan, if an individual owns stock representing 10% or more of the outstanding shares, then for the individual’s incentive stock options, the exercise price of each share will be at least 110% of the fair market value and the term of the award will not exceed five years. All other options granted under the 2019 Plan must have an exercise price at least equal to the fair market value on the date of grant and have a term not to exceed ten years. The stock options generally vest over a four-year period with one forty-eighth of the shares vesting each month or over a four-year period with 25% vesting at the one-year cliff and monthly thereafter. The RSUs generally vest over a period of three years with one-twelfth of the shares vesting quarterly.

On January 1, 2025, 4,954,294 shares were automatically added to the shares reserved for issuance under the 2019 Plan in accordance with the terms of the 2019 Plan. As of December 31, 2025, the Company had reserved 25,374,512 shares of common stock under the 2019 Plan, of which 10,477,828 shares were available for issuance of future awards.

On January 1, 2022, the Company adopted the 2022 Inducement Plan (Inducement Plan) and reserved 1,630,000 shares for issuance under the Inducement Plan for the grant of equity-based awards to individuals who were not previously employees or non-employee directors of the Company. On September 22, 2022, the Company increased the number of shares available for issuance under the 2022 Inducement Plan to a total of 3,300,000 shares. As of December 31, 2025, 2,580,302 shares were available for issuance of future awards under the Inducement Plan.

Option activity is shown below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2024	10,723,681	$14.24
Granted	2,781,292	1.31
Exercised	(12,075)	1.20
Forfeited	(2,030,188)	12.55
Outstanding as of December 31, 2025	11,462,710	$11.41	5.0	$691
Exercisable as of December 31, 2025	8,674,204	$3.47	3.5	$48
Vested and expected to vest as of December 31, 2025	11,462,710	$11.41	5.0	$691

For each in-the-money stock option, the aggregate intrinsic value is calculated as the number of shares underlying the stock option multiplied by the difference between the per share exercise price of the stock option and the fair market value of the Company’s common stock on the relevant date. The aggregate intrinsic value of options exercised was less than $0.1 million and zero, for the years ended December 31, 2025 and 2024, respectively. The weighted-average grant-date fair value per share of options granted was $0.97 and $4.45, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, total unrecognized stock-based compensation related to unvested stock options was $3.7 million, which the Company expects to recognize over a remaining weighted-average period of 3.4 years.

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

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2024	8,365,063	$5.76
Granted	2,676,927	1.32
Vested	(3,962,364)	5.00
Forfeited	(3,202,691)	5.84
Unvested restricted stock units as of December 31, 2025	3,876,935	$3.41

As of December 31, 2025, total unrecognized stock-based compensation related to unvested RSUs issued to employees was $12.2 million, which the Company expects to recognize over a remaining weighted-average period of 1.7 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. Each offering period is approximately six months long beginning on the first trading day on or after June 1 and December 1 each year. ESPP participants purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date. On January 1, 2025, 591,397 shares were added to the shares reserved for issuance under the 2019 ESPP pursuant to the annual automatic increase. As of December 31, 2025, there was less than $0.1 million in unrecognized compensation expense related to the 2019 ESPP expected to be recognized over five months.

9. Income Taxes

The federal and state income tax provision for the year ended December 31, 2025 and 2024 are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	168	128
Income tax provision	$168	$128

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025		2024
US Federal Tax at Statutory Rate	$(29,980)	21.00%	$(24,979)	21.00%
State and Local Effects (A)	(34)	0.02%	(51)	0.04%
Tax credits
Research and Development Credit	(1,634)	1.14%	(5,845)	4.91%
Orphan Drug Credit	(1,705)	1.19%	—	0.00%
Changes in valuation allowance	27,140	(19.01%)	24,914	(20.95%)
Nontaxable or Nondeductible Items
Stock-based compensation (B)	6,136	(4.30%)	5,372	(4.52%)
Other	40	(0.02%)	84	(0.06%)
Changes in Unrecognized Tax Benefits	205	(0.14%)	175	(0.15%)
Other	—	0.00%	458	(0.38%)
Income tax provision	$168	(0.12%)	$128	(0.11%)

(A) For tax year 2025 and 2024, state taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

(B) Included in stock-based compensation is the reversal of incentive stock options and employee stock purchase plan expenses, shortfalls related to share based compensation, and non-deductible executive compensation under IRC §162(m).

Net cash paid (refunds received) for income taxes consisted of the following (in thousands):

		Year Ended December 31,
		2025		2024
	Federal	$(822)		$—
	State and local jurisdiction	(58)		(100)
CA	California	—	*	(59)
CO	Colorado	—	*	(9)
IL	Illinois	—	*	(7)
MI	Michigan	—	*	(10)
NC	North Carolina	—	*	(16)
OR	Oregon	—	*	(17)
	Other States	(58)		18
	Net cash paid (refunds received) for income taxes	$(880)		$(100)

	*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in “Other.”

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities consist of (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$106,407	$36,843
Accrued bonus	1,241	2,465
Tax credits	39,433	34,373
Stock-based compensation	14,086	15,456
Deferred revenue	41,670	46,085
Lease liability	6,460	7,796
Section 174 R&D capitalization	66,824	81,291
Refund liability	2,786	13,628
Other	1,276	1,619
Gross deferred tax assets	280,183	239,556
Less valuation allowance	(274,229)	(231,296)
Total deferred tax assets	$5,954	$8,260
Deferred tax liabilities:
Depreciation and amortization	$(2,616)	$(3,565)
Right-of-use assets	(3,338)	(4,695)
Gross deferred tax liabilities	(5,954)	(8,260)
Deferred tax assets, net	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2025, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance for deferred tax assets increased by $42.9 million during the year ended December 31, 2025.

As of December 31, 2025, the Company had federal and state net operating loss (NOL) carryforwards of approximately $375.6 million and $419.1 million, respectively. Federal NOL carryforwards have an indefinite life and deductions cannot exceed 80% of taxable income. State NOL carryforwards will begin to expire as early as 2030, if not utilized, or have an indefinite life. As of December 31, 2025, the Company also had federal and California tax credit carryforward of approximately $39.4 million and $25.3 million, respectively. The federal tax credits will begin to expire in 2041 while the California tax credits have no expiration date.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2025 and 2024 (in thousands):

Balance as of December 31, 2023	$20,204
Increase related to tax positions taken during the prior year	11
Increases related to tax positions taken during the current year	2,710
Balance as of December 31, 2024	22,925
Increases related to tax positions taken during the current year	1,839
Balance as of December 31, 2025	$24,764

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2025, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company accrued interest and penalties of $0.2 million for the year ended December 31, 2025 and of $0.2 million for the year ended December 31, 2024.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. During the years ended December 31, 2025 and 2024, the Company recorded an uncertain tax position of $1.8 million and $2.7 million, respectively. The income tax provision for the years ended December 31, 2025 included changes to reserves related to prior year uncertain tax provisions of an increase of zero and decrease of zero, respectively. The income tax provision for the years ended December 31, 2024 included changes to reserves related to prior year uncertain tax provisions of an increase of less than $0.1 million and decrease of zero. The Company’s income tax returns generally remain subject to examination by federal and most state tax authorities.

The Company is currently not subject to any federal income tax audits by the IRS but is subject to ongoing tax audits in various state jurisdictions. The statute of limitations for tax liabilities for all years remains open.

10. Debt

On November 14, 2024 (the Closing Date), the Company entered into a loan and security agreement (the Loan Agreement) with its subsidiary Alector LLC as a co-borrower, several banks and other financial institutions from time to time party thereto (collectively, the Lenders) and Hercules Capital, Inc., as administrative agent and collateral agent. The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million, available in up to two tranches (the Term Loans). The initial tranche of Term Loans in an aggregate principal amount of up to $25.0 million is available through June 30, 2026, subject to the satisfaction of applicable conditions set forth in the Loan Agreement. The second tranche of Term Loans in an aggregate principal amount of up to $25.0 million is available at the sole discretion of the Lenders.

Borrowings under the Loan Agreement accrue interest at a rate equal to the greater of (A) the prime rate plus 1.05% and (B) 8.05%. The Term Loans are repayable in monthly interest-only payments until December 1, 2026 (the Interest-Only Payment Period). The Interest-Only Payment Period may be extended by up to twenty-four (24) months, subject to the achievement by the Company of certain milestones as set forth in the Loan Agreement. After the expiration of the Interest-Only Payment Period, the Term Loans are repayable in equal monthly payments of principal and accrued interest until maturity. The Term Loans will mature on December 1, 2028 (the Maturity Date). At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 1.5% of the Term Loans being prepaid if the prepayment occurs after the 12 month anniversary of the Closing Date but on or prior to the 24 month anniversary of the Closing Date; and (b) 0.5% of the Term Loans being prepaid if the prepayment occurs after 24 months following the Closing Date and prior to the Maturity Date. In addition, the Company will pay an end of term charge of (i) 2.45% if the Term Loans are prepaid or repaid within the first 24 months of the Closing Date; or (ii) 4.75% if the Term Loans are prepaid or repaid after 24 months from the Closing Date (including on the Maturity Date). The Company paid an initial facility charge of $250,000 on the Closing Date, and thereafter, the Company will pay a facility charge of 1.00% upon any draw of the Term Loans under the second tranche. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including intellectual property, subject to certain exceptions, including exceptions with respect to assets and intellectual property subject to the Company’s existing agreements with each of Adimab LLC and Glaxo Wellcome UK Limited, and previously subject to the agreement with AbbVie Biotechnology, Ltd.

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

On November 14, 2024, the Company drew down $10 million from the initial tranche and received proceeds of approximately $9.6 million after charges payable to Hercules Capital. The Company incurred $0.4 million in debt issuance costs in relation to the initial draw. As of December 31, 2025, the face value of the outstanding balance of the Term Loan was $10 million, less unamortized discount and unaccreted value of the End of Term Charge of $0.3 million based on the imputed interest rate of 11.5%. The fair value of the Term Loan as of December 31, 2025 is a Level 3 measurement considered to approximate its carrying value of $9.7 million. In 2025, the applicable interest rate averaged approximately 8.4%. The Term Loan bears interest at a variable rate based on the Prime Rate, subject to an interest rate floor, which limited the impact of changes in benchmark interest rates on the fair value of the Term Loan. In addition, the Term Loan has a remaining maturity of approximately three years, and there have been no significant changes in the Company’s credit risk since inception.

The aggregate maturity of the term loan for the next four years from December 31, 2025 is as follows:

Maturity
2026	$365,914
2027	4,596,616
2028	5,037,470
Total Principal repayments	$10,000,000

11. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Restricted stock units subject to future vesting	3,876,935	8,365,063
Options to purchase common stock	11,462,710	10,723,681
Shares committed under 2019 ESPP	52,103	146,316
Total	15,391,748	19,235,060

12. Restructuring

On November 25, 2024, the Company committed to a plan to reduce its workforce by approximately 17% in order to align resources with the Company's strategic priorities. Based upon the results of the Company's INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in early Alzheimer’s disease, the Company is stopping the long term extension of the INVOKE-2 study. The Company initiated a reduction in force impacting approximately 41 employees across the organization. For the year ended December 31, 2024, the Company incurred restructuring costs of approximately $3.9 million, primarily consisting of personnel expenses such as salaries, severance payments, and other benefits, which were included in operating expenses. Accrued liabilities associated with restructuring costs were $3.9 million as of December 31, 2024. Cash payments related to these expenses were paid out in 2025.

On March 7, 2025, the Company committed to a plan to reduce its workforce by approximately 13% as part of its cost reduction initiatives in order to align resources with the Company’s strategic priorities, including advancing its preclinical and research pipeline. The Company initiated a reduction in force impacting approximately 25 employees across the organization. For the year ended December 31, 2025, the Company incurred restructuring costs of approximately $2.3 million, primarily consisting of personnel expenses such as salaries, severance payments, and other benefits. Cash payments related to these expenses were paid out in 2025.

On October 21, 2025, the Company committed to a plan to reduce its workforce, which impacted approximately 47% of its workforce, in order to align resources with the Company’s strategic priorities, following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab in individuals with frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). Total incremental restructuring charges associated with the reduction in force are approximately $7.3 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses will be paid out and the reduction in force is expected to be completed during the first half of 2026. For the year ended December 31, 2025, the Company incurred restructuring costs of $7.3 million that were included in operating expenses. Accrued liabilities associated with restructuring costs as of December 31, 2025 were $5.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation of our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alector, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alector, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alector, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

February 25, 2026

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement on Schedule 14A for the 2026 Annual Meeting of Stockholders (the Proxy Statement) in connection with the Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	6/15/2023
4.2	Specimen common stock certificate of the Registrant	S-1	333-229152	4.2	1/7/2019
4.3	Description of securities of the Registrant.					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-229152	10.1	1/7/2019
10.2+	2017 Stock Option and Grant Plan as amended and forms of agreement thereunder.	S-1	333-229152	10.2	1/7/2019
10.3+	2019 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-38792	10.3	2/27/2024
10.4+	2019 Employee Stock Purchase Plan and form of agreement thereunder.	10-K	001-38792	10.4	2/27/2024
10.5+	2022 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder.	8-K	333-229152	10.1	1//3/2022
10.6+	Confirmatory Offer Letter between the Registrant and Arnon Rosenthal, Ph.D.	S-1/A	333-229152	10.5	1/29/2019
10.7+	Executive Incentive Compensation Plan.	S-1	333-229152	10.10	1/7/2019
10.8+	Outside Director Compensation Policy.	10-Q	001-38792	10.1	8/7/2025
10.9+	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-229152	10.12	1/7/2019

10.10	Lease between the Registrant and HCP Oyster Point III, LLC, dated June 27, 2018.	S-1	333-229152	10.14	1/7/2019
10.11#	Third Amended and Restated Collaboration Agreement between the Registrant and Adimab, dated September 19, 2016, as amended.	S-1	333-229152	10.15	1/7/2019
10.12#	Collaboration and License Agreement, dated July 1, 2021, by and between Glaxo Wellcome UK Limited and Alector, Inc.	10-Q	001-38792	10.19	8/3/2021
10.13#	Letter Agreement Amending the 2021 Collaboration and License Agreement between the Registrant and Glaxo Wellcome UK Ltd. dated May 19, 2023.	10-Q	001-38792	10.1	8/3/2023
10.14Δ	Sales Agreement, dated November 7, 2023, by and between Alector, Inc., and Cowen and Company, LLC	8-K	001-38792	1.1	11/7/2023
10.15#	Letter Agreement Amending the 2021 Collaboration and License Agreement between the Registrant and Glaxo Wellcome UK Ltd. dated March 11, 2024.	10-Q	001-38792	10.1	5/8/2024
10.16#	Loan and Security Agreement, dated as of November 14, 2024, among the Registrant and Alector LLC, as co-borrowers, the banks and financial institutions from time to time party thereto, and Hercules Capital, Inc., as administrative agent and collateral agent	10-K	001-38792	10.21	2/26/2025
10.17#	First Amendment to Loan and Security Agreement, dated December 12, 2024, by and among Alector Inc., Alector LLC, certain banks and other financial institutions, and Hercules Capital, Inc., as administrative agent and collateral agent	10-K	001-38792	10.22	2/26/2025
10.18+#Δ	Separation Agreement, dated December 22, 2025, by and between Alector, Inc. and Saraswati (Sara) Kenkare-Mitra, Ph.D.					X
19	Alector Inc. Insider Trading Policy					X
21.1	List of subsidiaries of Registrant.	10-K	001-38792	21.1	2/26/2025
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97Δ	Compensation Recovery Policy	10-K	001-38792	97	2/27/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ALECTOR, INC.

Date: February 25, 2026	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arnon Rosenthal, Ph.D., Neil Berkley, and Grace Wong-Sarad as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his capacity as a director and/or officer of Alector, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnon Rosenthal Arnon Rosenthal, Ph.D.	Co-founder, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2026

/s/ Neil Berkley Neil Berkley	Chief Financial Officer and Chief Business Officer (Principal Financial Officer)	February 25, 2026

/s/ Grace Wong-Sarad Grace Wong-Sarad	Vice President, Accounting (Principal Accounting Officer)	February 25, 2026

/s/ Lou J. Lavigne, Jr. Louis J. Lavigne, Jr.	Director	February 25, 2026

/s/ Elizabeth Garofalo Elizabeth Garofalo, M.D.	Director	February 25, 2026

/s/ Paula Hammond Paula Hammond, Ph.D.	Director	February 25, 2026

/s/ Mark Altmeyer Mark Altmeyer	Director	February 25, 2026
/s/ Richard Scheller Richard Scheller, Ph.D.	Director	February 25, 2026

/s/ Kristine Yaffe Kristine Yaffe, M.D.	Director	February 25, 2026

/s/ Errol De Souza Errol De Souza, Ph.D.	Director	February 25, 2026