Form 10-Q
period 2026-03-31
Alector, Inc.
filed 2026-05-07
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 111,025,187 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our estimates of the number of patients in the United States, the European Union, and other regions who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
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
•
the impact of worldwide economic conditions, including macroeconomic conditions, inflation, supply chain disruptions, trade tariffs, and economic impacts of pandemics or other public health outbreaks and geopolitical events, such as international conflict, on our business;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$76,962	$65,802
Marketable securities	129,553	190,222
Prepaid expenses and other current assets	8,569	10,428
Total current assets	215,084	266,452
Property and equipment, net	9,934	10,841
Operating lease right-of-use assets	12,683	13,712
Restricted cash	1,846	1,846
Other assets	369	386
Total assets	$239,916	$293,237
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,423	$1,691
Accrued clinical supply costs	1,044	3,669
Accrued liabilities	10,931	19,299
Deferred revenue, current portion	6,723	6,684
Payable to collaboration partner	10,229	17,289
Refund liability to collaboration partner, current portion	—	11,449
Operating lease liabilities, current portion	9,135	9,056
Short-term debt	1,480	366
Total current liabilities	40,965	69,503
Deferred revenue, long-term portion	162,866	164,537
Long-term debt	8,287	9,323
Operating lease liabilities, long-term portion	15,646	17,488
Other long-term liabilities	1,770	1,737
Total liabilities	229,534	262,588
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 111,025,187 and 110,362,581 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,005,461	1,002,528
Accumulated other comprehensive income (loss)	(104)	166
Accumulated deficit	(994,986)	(972,056)
Total stockholders’ equity	10,382	30,649
Total liabilities and stockholders’ equity	$239,916	$293,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$1,046	$3,674
Operating expenses:
Research and development	17,857	33,641
General and administrative	8,108	14,728
Total operating expenses	25,965	48,369
Loss from operations	(24,919)	(44,695)
Other income, net	1,989	4,224
Loss before income taxes	(22,930)	(40,471)
Income tax expense	—	—
Net loss	(22,930)	(40,471)
Unrealized loss on marketable securities	(270)	(70)
Comprehensive loss	$(23,200)	$(40,541)
Net loss per share, basic and diluted	$(0.21)	$(0.41)
Shares used in computing net loss per share, basic and diluted	110,590,014	99,398,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2025	110,362,581	$11	$1,002,528	$166	$(972,056)	$30,649
Vesting of restricted stock units	641,231	—	—	—	—	—
Exercise of stock options	21,375	—	25	—	—	25
Stock-based compensation	—	—	2,908	—	—	2,908
Unrealized loss on marketable securities	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(22,930)	(22,930)
Balance — March 31, 2026	111,025,187	$11	$1,005,461	$(104)	$(994,986)	$10,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance — December 31, 2024	99,085,888	$9	$955,657	$261	$(829,127)	$126,800
Vesting of restricted stock units	906,712	—	—	—	—	—
Stock-based compensation	—	—	8,351	—	—	8,351
Unrealized loss on marketable securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(40,471)	(40,471)
Balance — March 31, 2025	99,992,600	$9	$964,008	$191	$(869,598)	$94,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,930)	$(40,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,081	984
Stock-based compensation	2,908	8,351
Amortization of premiums and accretion of discounts on marketable securities	(667)	(2,027)
Amortization of right-of-use assets	1,003	864
Amortization of debt discount and debt issuance costs	78	69
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,859	(679)
Other assets	17	26
Accounts payable	(268)	111
Accrued liabilities and accrued clinical supply costs	(11,023)	(12,722)
Payable to collaboration partner	(7,060)	3,131
Deferred revenue	(1,046)	(3,674)
Refund liability to collaboration partner	(12,035)	(13,339)
Lease liabilities	(1,763)	(1,567)
Other long-term liabilities	33	160
Net cash used in operating activities	(49,813)	(60,783)
Cash flows from investing activities:
Purchase of property and equipment	(118)	(20)
Purchase of marketable securities	(51,805)	(55,794)
Maturities of marketable securities	112,871	121,549
Net cash provided by investing activities	60,948	65,735
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	25	—
Net cash provided by financing activities	25	—
Net increase in cash, cash equivalents, and restricted cash	11,160	4,952
Cash, cash equivalents, and restricted cash at beginning of period	67,648	34,867
Cash, cash equivalents, and restricted cash at end of period	$78,808	$39,819
Supplemental Disclosures:
Property and equipment purchases included in accounts payable and accrued liabilities	$30	$—
Cash paid for interest	$201	$214

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Liquidity

Alector, Inc. (Alector or the Company) is a Delaware corporation headquartered in South San Francisco, California. Alector is a biotechnology company focused on developing therapies to counteract the devastating progression of neurodegeneration.

At-the-Market Offering

On November 7, 2023, the Company entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which the Company may offer and sell from time to time through TD Securities up to $125,000,000 of shares of its common stock, in such share amounts as the Company may specify by notice to TD Securities (the Sales Agreement). As of March 31, 2026, the Company had issued an aggregate of 7,110,162 shares and received approximately $20.0 million in net proceeds from the sale of securities pursuant to the Sales Agreement, all of which were issued during the prior year. The Company did not issue any shares under the Sales Agreement during the three months ended March 31, 2026.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2026.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash and cash equivalents	$76,962	$37,973
Restricted cash	1,846	1,846
Total cash, cash equivalents, and restricted cash	$78,808	$39,819

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$1,046	$3,674
Less:
Compensation and benefits	8,248	16,557
Lab expenses and outside research services	3,447	3,224
Clinical supply costs	1,379	3,074
Clinical trials	3,384	7,013
Support functions	6,300	8,286
Other segment expenses(a)	3,207	10,215
Total operating expenses	25,965	48,369
Loss from operations	(24,919)	(44,695)
Other income, net	1,989	4,224
Segment and consolidated loss before income taxes	$(22,930)	$(40,471)

(a) Other segment expenses include consultants & contractor expense, contra-R&D expense for GSK collaboration, depreciation expense, impairment loss, restructuring expense, and stock-based compensation expense.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2026
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$37,729	$—	$—	$37,729
U.S. government treasury securities	Level 1	6,275	5	(10)	6,270
Certificates of deposit	Level 2	6,525	3	(1)	6,527
Commercial paper	Level 2	86,486	1	(37)	86,450
Corporate bonds	Level 2	68,989	34	(99)	68,924
Total cash equivalents and marketable securities		$206,004	$43	$(147)	$205,900

	December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$36,834	$—	$—	$36,834
U.S. government treasury securities	Level 1	13,915	13	—	13,928
Certificates of deposit	Level 2	9,468	7	—	9,475
Commercial paper	Level 2	92,887	9	(7)	92,889
Corporate bonds	Level 2	102,135	151	(7)	102,279
Total cash equivalents and marketable securities		$255,239	$180	$(14)	$255,405

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of March 31, 2026, the remaining contractual maturities of $185.6 million of investments were less than one year and $20.3 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of March 31, 2026. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

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

The Company and GSK will conduct development jointly, with GSK conducting Phase 3 clinical trials for Alzheimer’s disease, Parkinson’s disease and other non-orphan indications. GSK conducted the Phase 2 trial for nivisnebart in Alzheimer’s disease. Development costs will be shared 60% by GSK and 40% by the Company, except that, subject to the GSK Amendment (defined below), the Company will solely bear the development costs of the initial Phase 2 clinical trials under the development plan, and the parties would share manufacturing development costs equally.

In May 2023, the Company and GSK amended the GSK Agreement (GSK Amendment). Under the terms of the GSK Amendment, the Company was responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the initial Phase 2 trial for nivisnebart in Alzheimer’s disease. The GSK Amendment was determined to be a contract modification to the GSK Agreement. The expected cost reimbursement to GSK was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of March 31, 2026 was $568.0 million due to the estimated refund liabilities created from the contract modifications. The remaining estimated refund liabilities to collaboration partner as of March 31, 2026 and December 31, 2025 was zero and $11.4 million, respectively. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement and as of March 31, 2026, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

Collaboration revenue under the GSK Agreement during the three months ended March 31, 2026 and 2025 was $1.0 million and $3.7 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. The deferred revenue related to the GSK Agreement was $169.6 million and $171.2 million as of March 31, 2026 and December 31, 2025, respectively. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of initial Phase 2 clinical trials.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three months ended March 31, 2026 and 2025, the Company recognized a reduction of research and development expense of $1.8 million and $4.3 million, respectively, under the GSK Agreement.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,108	$3,662
General and administrative	1,800	4,689
Total stock-based compensation	$2,908	$8,351

7. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company's effective tax rate was 0%. The difference between the effective tax rate for the three months ended March 31, 2026 and 2025, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset.

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Restricted stock units subject to future vesting	3,407,410	6,382,728
Options to purchase common stock	10,721,932	10,318,693
Shares committed under 2019 ESPP	52,103	146,316
Total	14,181,445	16,847,737

9. Restructuring

On March 7, 2025, the Company committed to a plan to reduce its workforce by approximately 13% as part of its cost reduction initiatives in order to align resources with the Company’s strategic priorities, including advancing its preclinical and research pipeline. The Company initiated a reduction in force impacting approximately 25 employees across the organization. For the three months ended March 31, 2025, the Company incurred restructuring costs of approximately $2.3 million, primarily consisting of personnel expenses such as salaries, severance payments, and other benefits. Cash payments related to these expenses were paid out in 2025.

On October 21, 2025, the Company committed to a plan to reduce its workforce, which impacted approximately 47% of its workforce, in order to align resources with the Company’s strategic priorities, following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab in individuals with frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). Total incremental restructuring charges associated with the reduction in force are approximately $7.0 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses will be paid out and the reduction in force will be completed during the first half of 2026. For the three months ended March 31, 2026, the Company recorded a reduction of $0.3 million to previously recognized restructuring costs, primarily due to lower-than-expected related termination benefits and this was included in operating expenses. Accrued liabilities associated with restructuring costs as of March 31, 2026 were $0.5 million.

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

Overview

We are a biotechnology company developing therapies for neurodegenerative diseases, with a focus on areas of high unmet medical need. Our work is informed by advances in disease biology, including the roles of misfolded or deficient proteins, lysosomal dysfunction, and immune and neuronal pathway disruption.

Our objective is to develop product candidates that address disease through targeted mechanisms, such as removing pathogenic proteins, replacing deficient proteins, and restoring normal cellular function. We are advancing a portfolio of programs focused on genetically validated targets, supported by our experience in drug development, protein engineering, antibody discovery, and biomarker assessment.

A key component of our strategy is the development and application of our Alector Brain Carrier (ABC) platform, a proprietary blood-brain barrier (BBB) delivery technology designed to improve central nervous system exposure across multiple therapeutic modalities. Built on the core design principles of versatility, translatability, and differentiated binding to a distinct region of the transferrin receptor (TfR), ABC is intended to support the targeted delivery of therapeutics to the brain and to optimize their safety and efficacy at lower doses. With a wide range of TfR binding affinities and binding kinetics, and the ability to target a distinct epitope of TfR, the platform can be aligned with the requirements of diverse therapeutic cargos, including antibodies, enzymes, proteins, and siRNA. The platform’s TfR binding domain is further adaptable to diverse engineered formats, enabling broad applicability to our product candidates. By leveraging these proprietary features, we aim to achieve efficient transport of our product candidates across the BBB with the goal of balancing brain uptake, potency, and safety. This next generation pipeline, built on the ABC platform and distinct from our prior clinical programs, positions us to develop therapeutic candidates for a range of neurodegenerative diseases.

AL037/AL137 Program

Our AL037/AL137 program, which pairs our proprietary anti-amyloid beta (Aβ) antibody with our proprietary ABC platform, is in preclinical development for Alzheimer's disease (AD). It is designed to remove brain Aβ plaques, with the goal of minimizing treatment-related incidence and/or severity of amyloid-related imaging abnormalities (ARIA), and to enable subcutaneous delivery. AL037 and AL137 each feature the same high-affinity, fully human antibody that selectively binds PyroGlu3, a validated epitope on the toxic form of Aβ found in plaques, and a fully active effector function that enables maximal recruitment of myeloid cells to remove plaques. AL037 and AL137 both incorporate Alector’s proprietary ABC, with TfR binding domains that bind the same epitope on TfR but with different affinities and binding kinetics, to balance brain penetration and plaque removal with minimized hematologic adverse effects. In preclinical studies to date, AL037 and AL137 have demonstrated robust brain penetration in non-human primates, and a murine surrogate of AL037/AL137 has demonstrated amyloid beta 42 reduction in murine studies.

Following successful completion of IND-enabling studies, we intend to select AL037 or AL137 for submission of an Investigational New Drug (IND) application, targeted for the first quarter of 2027.

AL050 Program

AL050 is a glucocerebrosidase (GCase) enzyme replacement therapy paired with our proprietary ABC technology in preclinical development for Parkinson’s disease and Lewy body dementia in patients having GBA1 gene mutations that lead to reduced GCase activity. AL050 features an engineered GCase with improved activity and stability, a silenced effector function to maximize safety, and Alector’s ABC with a TfR epitope and affinity designed to enhance delivery across the BBB. This mechanism aims to reduce cellular dysfunction and slow disease progression. In preclinical studies to date, AL050 doubled GCase activity in different brain regions in non-human primates without observed adverse effects, including hematologic effects. In a GBA disease mouse model, AL050 surrogate rescued GCase activity and reduced toxic substrate accumulation without abnormal hematologic findings. These data support the potential of AL050 as a therapy for Parkinson’s disease (PD) and Lewy body dementia (LBD) associated with GBA loss of function mutations, and subsequently for idiopathic PD and LBD.

We have selected AL050 as a lead candidate, and we continue to evaluate our timeline to the clinic.

ABC-Enabled siRNA Platform

We continue to advance our ABC-enabled siRNA platform. The platform is designed for peripheral dosing, offering the potential for more convenient administration compared with traditional intrathecal delivery, as well as the potential for homogeneous drug distribution throughout the brain. Current programs include AL064/AL164, our tau siRNA program for AD and other tauopathies. AL064/AL164 aims to prevent the synthesis of tau mRNA and protein, with the goal of removing toxic tau, suppressing tau protein expression, and slowing cognitive decline in AD. AL064 demonstrated robust tau mRNA knockdown and durable reduction of phospho-Tau 217 in NHP brains. AL064 was modified to incorporate a well-validated chemical modification intended to further optimize siRNA stability, and this modified form of AL064 is advancing into IND-enabling studies as AL164. In addition to AL164, we are advancing early-stage siRNA programs toward lead candidate selection, including ADP062-ABC, an alpha-synuclein siRNA for PD, and ADP065-ABC, an NLRP3 siRNA for multiple neurodegenerative conditions. Together, those programs reflect the broad applicability of the ABC platform across disease mechanisms. We continue to evolve our research and development plans and timing for each of our ABC-enabled siRNA programs.

Nivisnebart

In April 2026, GSK discontinued the global Phase 2 PROGRESS-AD trial of nivisnebart (AL101/GSK4527226), an investigational progranulin-elevating monoclonal antibody, in individuals with early Alzheimer's disease (AD) after a pre-specified interim futility analysis conducted by an Independent Data Monitoring Committee (IDMC), which concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion.

Our operations have been financed primarily through our collaboration with GSK, our previous collaboration with AbbVie, entered into in October 2017 and terminated in February 2025, the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO), and follow-on equity financings.

To date, we have not had any products approved for sale and have not generated any product or royalty revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates, advance our research and preclinical programs, and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $22.9 million and $40.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $995.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance product candidates through preclinical studies and clinical trials;
•
pursue regulatory approval of product candidates;
•
discover, validate, and develop additional product candidates;
•
manufacture drug supply for our research, preclinical studies and clinical trials; and
•
obtain, maintain, and protect our intellectual property portfolio.

On March 7, 2025, we committed to a plan to reduce our workforce by approximately 13% to better align our resources with our strategic priorities, including the advancement of our preclinical and research pipeline. We initiated that reduction in force impacting approximately 25 employees across the organization. On October 21, 2025, we committed to a plan to reduce our workforce by approximately 47% in order to align resources with the Company’s strategic priorities following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab (AL001) in individuals with frontotemporal dementia due to a GRN mutation (FTD-GRN). Our cash, cash equivalents, and marketable securities as of March 31, 2026, totaled $206.5 million, which we anticipate provides runway at least through 2027.

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

Under the terms of the GSK Agreement, we received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. In addition, we may be eligible to receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, subject to successful advancement and commercialization of product candidates in multiple indications under the agreement. Alector and GSK are conducting development jointly. In May 2023, we and GSK amended the GSK Agreement. Under the terms of the GSK Amendment, we are responsible for funding GSK’s and our development costs up to $140.5 million for the conduct of the Phase 2 clinical trial of nivisnebart in AD.

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

We expect that our revenue will be derived primarily from the GSK Agreement. The balance of deferred revenue was $169.6 million as of March 31, 2026, related to the GSK Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and nivisnebart.

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
•
third-party license fees; and
•
facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expenses, and other supplies.

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

Specific program expenses include expenses associated with the development of our product candidate, nivisnebart, which was being studied in the PROGRESS-AD Phase 2 clinical trial. That trial has been discontinued following a pre-specified interim futility analysis, in which an independent data monitoring committee concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion. We also have expenses related to the research and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Dollar
	2026	2025	Change
	(In thousands)
Collaboration revenue	$1,046	$3,674	$(2,628)
Operating expenses:
Research and development	17,857	33,641	(15,784)
General and administrative	8,108	14,728	(6,620)
Total operating expenses	25,965	48,369	(22,404)
Loss from operations	(24,919)	(44,695)	19,776
Other income, net	1,989	4,224	(2,235)
Loss before income taxes	(22,930)	(40,471)	17,541
Income tax expense	—	—	—
Net loss	$(22,930)	$(40,471)	$17,541

Revenue

Collaboration revenue was $1.0 million for the three months ended March 31, 2026, compared to $3.6 million for the three months ended March 31, 2025. The $2.6 million decrease was primarily attributable to lower manufacturing-related activity to support the Nivisnebart Phase 2 study in early Alzheimer’s disease during the current period. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

Research and Development Expenses

Research and development expenses were $17.8 million for the three months ended March 31, 2026, compared to $33.6 million for the three months ended March 31, 2025. The decrease of $15.8 million was mainly due to a decrease in personnel-related costs as a result of the reductions in force as well as a decrease in research and development expenses for the AL002 program.

	Three Months Ended March 31,		Dollar
	2026	2025	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$1,079	$2,205	$(1,126)
Nivisnebart	873	1,017	(144)
AL037/AL137	2,988	—	2,988
AL002	—	3,384	(3,384)
Other programs	2,385	4,828	(2,443)
Indirect research and development expenses
Personnel related (including stock-based compensation)	6,209	16,666	(10,457)
Facilities and other unallocated research and development expenses	4,323	5,541	(1,218)
Total research and development expenses	$17,857	$33,641	$(15,784)

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended March 31, 2026 and $14.7 million for the three months ended March 31, 2025. The decrease of $6.6 million was mainly driven by a decrease in personnel-related costs as a result of the reductions in force.

Other Income, Net

Other income, net was $2.0 million for the three months ended March 31, 2026, compared to $4.2 million for the three months ended March 31, 2025. The decrease of $2.2 million was mainly due to lower interest income from a reduction in marketable securities used to fund our operations.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2026 and the three months ended March 31, 2025.

Liquidity and Capital Resources

Since our inception through March 31, 2026, our operations have been financed primarily by our collaborations with GSK, and previously, AbbVie, the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO and follow-on equity, and debt financings.

As of March 31, 2026, we had $206.5 million of cash, cash equivalents, and marketable securities. As of March 31, 2026, we had an accumulated deficit of $995.0 million.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs, and to a lesser extent, general and administrative expenditures. We expect our expenses relating to latozinemab and AL002 to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for latozinemab and AL002. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and the advancement of those programs into clinical trials. In addition, we expect to incur costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations and capital expenditure requirements at least through 2027. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaboration agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on April 30, 2026, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities.

On November 7, 2023, we entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which we may offer and sell from time to time through TD Securities up to $125,000,000 of shares of our common stock (the Placement Shares), in such share amounts as we may specify by notice to TD Securities (the Sales Agreement). As of March 31, 2026, we have issued 7,110,162 shares and received approximately $20 million in net proceeds from the sale of securities pursuant to the Sales Agreement. The Sales Agreement includes a renewal provision pursuant to which we may file a new shelf registration statement relating to the Placement Shares.

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
•
our efforts to maintain or enhance operational, financial, and information management systems;
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
•
the effects of macroeconomic conditions, including inflationary pressures and economic impacts of tariffs, global trade disruptions, and international conflicts; and
•
the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(49,813)	$(60,783)
Cash provided by investing activities	60,948	65,735
Cash provided by financing activities	25	—

Operating Activities

For the three months ended March 31, 2026, cash used in operating activities was $49.8 million. This was mainly due to the net loss of $22.9 million. We also had a decrease in refund liability to collaboration partner of $12.0 million, a decrease in accrued liabilities and accrued clinical supply costs of $11.0 million. This was offset by a non-cash charge of $2.9 million for stock-based compensation.

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

Investing Activities

For the three months ended March 31, 2026, cash provided by investing activities of $60.9 million was primarily related to the maturities of marketable securities of $112.9 million offset by purchases of marketable securities of $51.8 million.

For the three months ended March 31, 2025, cash provided by investing activities of $65.7 million was primarily related to the maturities of marketable securities of $121.5 million offset by purchases of marketable securities of $55.8 million.

Financing Activities

For the three months ended March 31, 2026, cash provided by financing activities of less than $0.1 million was from the exercise of options to purchase common stock.

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

Other than the disclosures below, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on February 25, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation of our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
We are in preclinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
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
•
Research and development of biopharmaceutical products is inherently risky. Our business is heavily dependent on the successful development of our product candidates, which are in various stages of preclinical development. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they may be commercialized.
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
•
We expect to depend on collaborations with third parties for the research, development, and commercialization of certain product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.
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

Risks Related to Our Business, Financial Condition, and Capital Requirements

We are in preclinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a biotechnology company with preclinical stage programs, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease. We commenced operations in May 2013. To date, we have financed our operations primarily through equity and debt financings and upfront payments received in connection with the GSK Agreement and previously, our October 2017 collaboration agreement with AbbVie Biotechnology, Ltd. (AbbVie Agreement). We currently have no active clinical trials. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk.

In April 2026, GSK discontinued the global Phase 2 PROGRESS-AD trial of nivisnebart (AL101/GSK4527226) in individuals with early AD after a pre-specified interim futility analysis conducted by an IDMC, which concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion.

In October 2025, we decided to stop the open label extension portion of the INFRONT-3 trial and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). Latozinemab failed to meet the clinical co-primary endpoints in that trial.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $22.9 million and $40.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $995.0 million.

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
•
implement additional internal systems and infrastructure related to cybersecurity and artificial intelligence;
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

We have no products approved for commercial sale. To obtain revenues from the sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, and marketing therapies with significant commercial success. Our ability to generate revenue and achieve profitability depends on many factors, including:

•
completing research and preclinical and clinical development of our product candidates, or meeting anticipated timelines for progressing our product candidates through preclinical and clinical development;
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

To date, clinical development of five of our product candidates has been terminated. In April 2026, GSK discontinued the global Phase 2 PROGRESS-AD trial of nivisnebart (AL101/GSK4527226) in individuals with early Alzheimer’s disease (AD) after a pre-specified interim futility analysis conducted by an IDMC, which concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion. In October 2025, we decided to stop the open label extension portion of INFRONT-3 and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with FTD-GRN. Latozinemab failed to meet the clinical co-primary endpoint in that trial. In November 2024, our AL002 program was terminated, based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD, in which AL002 failed to meet the primary endpoint. In 2022, we and AbbVie concluded that further development of our product candidate AL003 was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data.

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

Our operations have required substantial amounts of cash since inception. We expect our expenses relating to latozinemab and AL002 to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for latozinemab and AL002. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and to the advancement of those programs into clinical trials. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with GSK, and previously, AbbVie. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease, will require substantial amounts of capital. Even if our clinical trials are successful, preparing for and applying for regulatory approval of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to seek regulatory approval, or regulatory approval may be significantly delayed, in any or all desired markets. Likewise, even if our product candidates are approved, commercialization of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to commercialize our approved products, or commercialization of such products may be significantly delayed, in any or all desired markets.

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $206.5 million, which we anticipate provides runway at least through 2027. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to grow more than we presently anticipate.

Global markets recently have experienced volatility and instability in connection with macroeconomic downturns stemming from tariffs and global trade uncertainties, increased inflation, supply chain disruption, and geopolitical events, including the ongoing wars in the Middle East and the ongoing conflict between Russia and Ukraine, among other matters. In addition, the public market for and stock prices of biotechnology companies have experienced significant downturns over the last few years. Our ability to raise money in the public markets may be severely impacted for the foreseeable future due to these factors. Additional capital may not be available when we need it, on terms acceptable to us, or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. If we raise additional funds through collaborations, strategic alliances, or licensing or other transactions, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us. Debt financing, if available, may be on unfavorable terms, including unfavorable interest rates, and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

We continue to develop our research and preclinical pipeline, including our ABC technology platform and ABC-enabled product candidates. Together, the development of these programs and product candidates and this platform requires significant capital investment. Due to the significant resources required, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. One aspect of our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe there is a high probability of generating proof-of-concept data. For certain product candidates, we may choose to expand clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the primary indication.

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

Our Loan Agreement requires us to comply with specified operating covenants and places restrictions on our operational and financial flexibility.

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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

Research and development of biopharmaceutical products is inherently risky. Our business is heavily dependent on the successful development of our product candidates, which are in various stages of preclinical development. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.

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

We cannot be certain that any of our product candidates will be successful in any future clinical trials. Our future clinical trials of our product candidates may not demonstrate their safety or efficacy, either in the indications currently being tested or in any other indications, or either as single agent therapies or in combination with other therapeutics. For example, we were developing our product candidate latozinemab with GSK to treat patients with FTD-GRN. Latozinemab was an investigational human monoclonal antibody (mAb) designed to block and internalize the sortilin receptor (SORT1) to elevate PGRN levels in the brain. In October 2025, we decided to stop the open label extension portion of the Phase 3 study and the continuation study of latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression. Latozinemab failed to meet the clinical co-primary endpoint in that trial.

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

For any product candidates that have advanced into clinical trials, we may terminate such trials or the clinical program prior to their completion. For example, in April 2026, we and GSK decided to discontinue the PROGRESS-AD Phase 2 clinical trial of nivisnebart in early AD following the pre-specified interim futility analysis. An independent data monitoring committee concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion. In 2023, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data.

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

We also seek to develop product candidates incorporating our ABC technology in our preclinical and research pipeline for a range of neurodegenerative diseases. For example, we are currently pursuing AL037/AL137, our brain-penetrant anti-amyloid beta antibody program in AD; AL050, our brain-penetrant GCase enzyme replacement therapy, in Parkinson’s disease; and AL164, our brain-penetrant tau siRNA, in AD, all of which are enabled by ABC using a TfR-based transport mechanism. Those product candidates have complex structures and multiple functional elements, relative to standard antibody candidates that have previously been our main focus. Therefore, those product candidates may pose additional challenges, including with respect to their manufacture and their ability to function as intended. If we are unable to advance those programs or other preclinical or research candidates, or if we encounter significant delays in our anticipated timeline for progressing those candidates, our future pipeline opportunities may be reduced.

We may not be successful in our efforts to obtain approval for additional or expanded indications for any product candidates that receive approval for a given indication.

Our drug development strategy includes clinically testing and seeking regulatory approval for our product candidates in indications in which we believe we can generate proof-of-concept data. For certain product candidates, we may choose to expand clinical testing and seek regulatory approvals in other neurodegenerative indications based on genetic and mechanistic overlap with the initial indication. Conducting clinical trials for additional indications for our product candidates requires substantial technical, financial, and human capital resources and is prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be successful in our effort to obtain regulatory approval for our product candidates for additional indications even if we obtain approval for an initial indication.

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

Our approach to developing treatments for neurodegenerative diseases is based on understanding the complex mechanisms underlying neurodegeneration, including the roles of misfolded proteins, deficient proteins, and dysfunctional immune cells and neurons. Our approach further leverages our understanding of the genetic associations with disease. Through this approach, our product candidates seek to remove toxic proteins, replace critical deficient proteins, and restore immune and nerve cells to normal function. One aspect of this approach is to identify and select targets enriched in microglia and other myeloid immune cells which are genetically associated with neurodegenerative diseases. Another aspect of this approach is to select known or validated targets for neurodegenerative diseases. We identify and develop product candidates, including candidates that utilize our ABC technology, that are designed to cross the blood-brain barrier in sufficient quantity and potency to enable efficacious delivery to the brain and engage the intended target. We seek to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, demonstrate target and pathway engagement, and measure the impact on disease progression of our product candidates. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, decreases in regulatory agency funding, staffing, or operations, lack of adequate funding to continue the clinical trial, and impacts of worldwide economic conditions, including trade tariffs, public health outbreaks, geopolitical events, and international conflicts. Should the FDA or other government agency issue additional guidance that mandates material changes to our clinical trials, e.g., in response to a pandemic or other public health outbreak, the costs of such clinical trials may increase.

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

Delays in the initiation or completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay, or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in clinical trials for a variety of reasons, including:

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

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. For example, in April 2026, we and GSK decided to discontinue the PROGRESS-AD Phase 2 clinical trial of nivisnebart in early AD following the pre-specified interim futility analysis. An independent data monitoring committee concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion. In October 2025, because latozinemab did not meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial, we decided to stop the open label portion of that trial and the continuation study for latozinemab. In November 2024, we decided to stop the long term extension study of our product candidate AL002 after results from the INVOKE-2 Phase 2 clinical trial showed that AL002 failed to meet the primary endpoint.

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

There are competing pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc. (“Denali”), F. Hoffman La Roche Ltd. (“Roche”), Aliada Therapeutics, Inc. (acquired by AbbVie), Eli Lilly, BioArctic, JCR Pharmaceuticals, Korsana, Arrowhead, and Ossianix, who have developed and continue to develop technologies for the transport of products across the blood-brain barrier using transferrin receptor (TfR)-based transfer mechanisms. Other companies may successfully develop technologies for blood-brain barrier transport that are based on mechanisms other than TfR and that effectively compete with TfR-based mechanisms. Our ABC platform, which uses a TfR-based transfer mechanism, faces competition from such third-party technologies.

Additionally, those competing blood-brain barrier transport technologies are being applied to antibodies and product candidates that act on the same disease targets as we are pursuing. For example, Denali, Korsana, and Roche are advancing antibody candidates, both of which target A-beta and incorporate blood-brain barrier transport mechanisms that act through TfR, and Arrowhead is advancing a tau-siRNA candidate with a TfR binding antibody fragment. Other companies, including Bial, Vanqua Bio, Inc., Gain Therapeutics, Inc., Prevail, Spur Therapeutics, Voyager Therapeutics, Inc., Denali, and Roche have clinical or pre-clinical programs targeting GCase through allosteric activation, gene therapy, or enzyme replacement, with the latter approach incorporating TfR-based blood-brain barrier transfer mechanisms. Those and other competitors are pursuing product candidates that act on some of the same targets or through comparable mechanisms of action as we are pursuing.

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

Data on our future product candidates resulting from clinical trials conducted outside the United States may not be accepted by the FDA, EMA, and applicable foreign regulatory authorities.

We may conduct future clinical trials outside the United States, including in Europe, Latin America, Australia, or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, as regulatory authorities in different jurisdictions may impose different requirements for approval, including requirements with respect to trial design or trial diversity. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could likewise require generation of data that would be acceptable to FDA, EMA, or any applicable foreign regulatory authority.

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
•
the availability of capital.

In addition, the One Big Beautiful Bill Act (OBBBA), includes provisions that will impact the United States healthcare system in various ways, including budget cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBBA also expanded exemptions for orphan designated drugs for Medicare drug price negotiations, which is expected to incentivize development of orphan designated drugs or increase competition for drug development in orphan diseases or conditions. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval or increase our competition in the marketplace, any of which could adversely affect our business and prospects. We expect that the above healthcare reform measures and others that have been and may be adopted in the future, such as the OBBBA, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. This could lower the price that we receive for any approved product. There may be further federal and state legislation, regulations, and other actions designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. AbbVie later decided to terminate the TREM2 collaboration program, under which AL002 was being developed, resulting in termination of the AbbVie Agreement. Prior to its discontinuation for futility, the PROGRESS-AD Phase 2 trial with nivisnebart was being conducted by GSK and GSK is winding down the study. Alector is responsible for up to $140.5 million of the costs of such study. As such, the timing at which the costs of winding down the study are outside of Alector’s control.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for the manufacture of our materials for research, preclinical studies and clinical trials and expect to continue to do so for research, preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs for the manufacture of each of our product candidates. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

We rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates, and development and commercialization of our product candidates are subject to the terms and conditions of certain collaboration agreements with third parties. For example, in 2014 we entered into the Adimab Collaboration Agreement, from which nivisnebart arose. In July 2021, we entered into the GSK Agreement to collaborate on the global development and commercialization of the progranulin-elevating monoclonal antibodies, latozinemab and nivisnebart.

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

Moreover, the government may implement new policies and guidelines that impose certain risks on our intellectual property. On July 28, 2023, President Biden issued an Executive Order that emphasized a preference for domestic manufacturing for subject inventions under the Bayh Dole Act (Bayh Dole). On December 7, 2023, the National Institutes of Science and Technology (NIST) published a draft framework for expanding the use of the government’s march-in rights under Bayh Dole. In August 2025, the U.S. Department of Commerce under the Trump administration initiated a comprehensive review of Harvard University’s federally funded research programs and expressly reserved the government’s right to exercise its march-in authority with respect to Harvard’s patent portfolio. If the U.S. government exercises its march-in rights for any of our subject inventions under its policy, this action could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects, including our plans and timing for potential commercialization.

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

The ongoing conflict between Russia and Ukraine, including the sanctions targeting Russia, could interfere with filing of patent applications, prosecution of applications, and maintenance of issued patents in Russia, Ukraine, and via the Eurasian Patent Office. For example, the conflict and sanctions could interfere with payment of filing fees, extension fees, and annuities. The conflict and sanctions could also interfere with enforcement or defense of patents issued in Russia, Ukraine, and via the Eurasian Patent Office. Similarly, the ongoing conflicts in the Middle East could interfere with our ability to prosecute, maintain, enforce and defend patents in Israel. These conflicts and associated sanctions could therefore increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any future issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our near-term financial performance and development plans also require that we manage our personnel, and in each of 2024 and 2025 we committed to plans to reduce our workforce to better align our resources with our strategic priorities. We initiated a reduction in force in October 2025 that impacted approximately 47% of our workforce. Total incremental restructuring charges associated with the reduction in force are approximately $7.0 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses will be paid out during the first half of 2026. We previously initiated reductions in force effective March 2025 and effective November 2024.

Any future reductions in or restructurings of our workforce may generate severance and other costs that may cause our business and operating results to suffer. Future reductions in force or restructuring of our workforce may occur as a result of market downturns, uncertainty in capital markets, or other macroeconomic changes, or may occur if we are unable to obtain additional capital to develop our product candidates or fund operations or if our future clinical trials are not successful. Future reductions in force may require the company to manage significant personnel and operational changes, which may negatively impact our business.

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

We may choose to integrate AI into our operations, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. Although AI has the potential to help advance our business, there are risks involved in utilizing AI, and no assurance can be provided that the use of AI will enhance our business or assist our business in becoming more efficient or profitable. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement and misappropriation. Other known risks of AI currently include inaccuracy, bias, toxicity, data privacy and cybersecurity issues, and data provenance disputes.

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
•
negative consequences from changes in tax laws; (including the provisions of the federal tax legislation titled the Inflation Reduction Act);
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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the current presidential administration’s policies and priorities, which could affect future relationships between the United States and various other countries, most significantly China, the European Union, and other trading partners, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, the National Defense Authorization Act of 2026, which includes Section 851 regarding the prohibition on contracting with certain biotechnology providers (“the BIOSECURE Act”), may ultimately limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies or their affiliates that meet the designation criteria of the new law. Moreover, both the United States and China have implemented significant trade tariffs against each other’s imports. Separately, a Department of Justice rule effective in April 2025, along with subsequent action by the FDA, prohibits or restricts transfer of sensitive personal data, including health data, biometric data, and human genomic data, and patient biological materials to China and other “countries of concern” in the interests of national security. As a result of these and other laws and regulations or the impact on trade relations between the United States and China or other countries, our business may be seriously harmed if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all. Likewise, if foreign policy measures, such as those described above, cause broader disruption in drug manufacturing and related industries that impact drug development, clinical trials, and drug product availability or pricing, then our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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
•
general economic, political, industry, and market conditions, including a rising rate of inflation, a period of economic recession, or increased international conflict; and
•
the other factors described in this “Risk Factors” section.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on April 30, 2026, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities.

On November 7, 2023, we entered into an at-the-market sales agreement with TD Securities (USA) LLC (TD Securities, formerly known as Cowen and Company, LLC) pursuant to which we may offer and sell from time to time through TD Securities up to $125,000,000 of shares of our common stock (the Placement Shares), in such share amounts as we may specify by notice to TD Securities (the Sales Agreement). As of March 31, 2026, we have issued 7,110,162 shares and received approximately $20.0 million in net proceeds from the sale of securities pursuant to the Sales Agreement. The Sales Agreement includes a renewal provision pursuant to which we may file a new shelf registration statement relating to the Placement Shares. On January 17, 2024, we entered into an underwriting agreement with Cantor, pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 28.4% of our outstanding common stock as of May 1, 2026. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

ALECTOR, INC.

Date: May 7, 2026	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Neil Berkley
Neil Berkley
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)

Date: May 7, 2026	By:	/s/ Grace Wong-Sarad
Grace Wong-Sarad
Chief Accounting Officer (Principal Accounting Officer)