Form 10-Q
period 2026-06-30
Alector, Inc.
filed 2026-08-06
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 111,656,919 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•
our plans relating to the research, development, and manufacture of our product candidates;
•
our plans and timing for advancing research and pre-clinical stage programs into clinical development and our ability to execute on those plans;
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
•
the impact of competing therapies that are or may become available;
•
the capabilities of our product candidates and technologies relative to competing therapies and technologies that are or may become available;
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•
our ability to obtain and maintain regulatory approval of our product candidates;
•
existing and potential future government actions, legislation, regulations, regulatory developments, and regulatory agency policies and procedures in the United States and other jurisdictions;
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

ii

•
the impact of worldwide economic conditions, including macroeconomic conditions, inflation, supply chain disruptions, trade tariffs, and economic impacts of pandemics or other public health outbreaks and geopolitical events, such as international conflict, on our business; and
•
the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$59,915	$65,802
Marketable securities	112,883	190,222
Prepaid expenses and other current assets	7,289	10,428
Total current assets	180,087	266,452
Property and equipment, net	8,912	10,841
Operating lease right-of-use assets	11,657	13,712
Restricted cash	1,846	1,846
Other assets	353	386
Total assets	$202,855	$293,237
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,283	$1,691
Accrued clinical supply costs	2,141	3,669
Accrued liabilities	7,036	19,299
Deferred revenue, current portion	—	6,684
Payable to collaboration partner	3,717	17,289
Refund liability to collaboration partner, current portion	—	11,449
Operating lease liabilities, current portion	9,211	9,056
Debt, current portion	9,848	366
Total current liabilities	34,236	69,503
Deferred revenue, long-term portion	162,866	164,537
Debt, long-term portion	—	9,323
Operating lease liabilities, long-term portion	13,699	17,488
Other long-term liabilities	2,024	1,737
Total liabilities	212,825	262,588
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized; 111,656,805 and 110,362,581 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,008,121	1,002,528
Accumulated other comprehensive income (loss)	(126)	166
Accumulated deficit	(1,017,976)	(972,056)
Total stockholders’ equity (deficit)	(9,970)	30,649
Total liabilities and stockholders’ equity (deficit)	$202,855	$293,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$3,320	$7,874	$4,366	$11,548
Operating expenses:
Research and development	19,460	27,611	37,317	61,252
General and administrative	8,253	14,401	16,361	29,129
Total operating expenses	27,713	42,012	53,678	90,381
Loss from operations	(24,393)	(34,138)	(49,312)	(78,833)
Other income, net	1,533	3,614	3,522	7,838
Loss before income taxes	(22,860)	(30,524)	(45,790)	(70,995)
Income tax expense	130	—	130	—
Net loss	(22,990)	(30,524)	(45,920)	(70,995)
Unrealized loss on marketable securities	(22)	(95)	(292)	(165)
Comprehensive loss	$(23,012)	$(30,619)	$(46,212)	$(71,160)
Net loss per share, basic and diluted	$(0.21)	$(0.30)	$(0.41)	$(0.71)
Shares used in computing net loss per share, basic and diluted	111,224,116	100,371,632	110,908,937	99,887,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance — December 31, 2025	110,362,581	$11	$1,002,528	$166	$(972,056)	$30,649
Vesting of restricted stock units	641,231	—	—	—	—	—
Exercise of stock options	21,375	—	25	—	—	25
Stock-based compensation	—	—	2,908	—	—	2,908
Unrealized loss on marketable securities	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(22,930)	(22,930)
Balance — March 31, 2026	111,025,187	11	$1,005,461	$(104)	$(994,986)	$10,382
Vesting of restricted stock units	583,920	—	—	—	—	—
Exercise of stock options	1,250	—	2	—	—	2
Purchase of common stock under employee stock purchase plan	46,448	—	48	—	—	48
Stock-based compensation	—	—	2,610	—	—	2,610
Unrealized loss on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(22,990)	(22,990)
Balance — June 30, 2026	111,656,805	$11	$1,008,121	$(126)	$(1,017,976)	$(9,970)

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(45,920)	$(70,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,130	3,313
Stock-based compensation	5,518	15,413
Amortization of premiums and accretion of discounts on marketable securities	(1,170)	(3,785)
Amortization of right-of-use assets	2,003	1,757
Amortization of debt discount and debt issuance costs	159	140
Impairment of right-of-use assets and leasehold improvements	—	1,151
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,139	(478)
Other assets	33	50
Accounts payable	592	2
Accrued liabilities and accrued clinical supply costs	(13,791)	(16,507)
Payable to collaboration partner	(13,572)	693
Deferred revenue	(4,366)	(11,548)
Refund liability to collaboration partner	(15,438)	(26,063)
Lease liabilities	(3,634)	(3,182)
Other long-term liabilities	287	210
Net cash used in operating activities	(84,030)	(109,829)
Cash flows from investing activities:
Purchase of property and equipment	(149)	(30)
Purchase of marketable securities	(79,656)	(131,879)
Maturities of marketable securities	157,873	250,385
Sale of marketable securities	—	2,981
Net cash provided by investing activities	78,068	121,457
Cash flows from financing activities:
Proceeds from the exercise of options to purchase common stock	27	—
Purchase of common stock under employee stock purchase plan	48	122
Net cash provided by financing activities	75	122
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,887)	11,750
Cash, cash equivalents, and restricted cash at beginning of period	67,648	34,867
Cash, cash equivalents, and restricted cash at end of period	$61,761	$46,617
Supplemental Disclosures:
Cash paid for interest	$404	$216

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

At-the-Market Offering

On November 7, 2023, the Company entered into an at-the-market sales agreement with TD Securities (USA) LLC, formerly known as Cowen and Company, LLC (TD Cowen), pursuant to which the Company may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of its common stock, in such share amounts as the Company may specify by notice to TD Cowen (the 2023 Sales Agreement). As of June 30, 2026, the Company had issued an aggregate of 7,110,162 shares and received approximately $20.0 million in net proceeds under the 2023 Sales Agreement, all of which were issued during 2025.

On May 7, 2026, the Company entered into an at-the-market sales agreement with TD Cowen, pursuant to which the Company may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of its common stock, in such share amounts as the Company may specify by notice to TD Cowen (the 2026 Sales Agreement). Immediately prior to the effectiveness of the 2026 Sales Agreement, the Company and TD Cowen terminated the 2023 Sales Agreement. As of June 30, 2026, the Company had not issued any shares or received any proceeds from the sale of securities pursuant to the 2026 Sales Agreement.

The Company did not issue any shares under either the 2023 Sales Agreement or the 2026 Sales Agreement during the three and six months ended June 30, 2026.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash and cash equivalents	$59,915	$44,771
Restricted cash	1,846	1,846
Total cash, cash equivalents, and restricted cash	$61,761	$46,617

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are the result of transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss was net unrealized loss on marketable securities.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$3,320	$7,874	$4,366	$11,548
Less:
Compensation and benefits	7,067	14,262	15,315	30,819
Lab expenses and outside research services	4,809	2,903	8,256	6,127
Clinical supply costs	3,028	3,873	4,407	6,947
Clinical trials	1,371	7,081	4,755	14,094
Support functions	6,123	7,701	12,423	15,987
Other segment expenses(a)	5,315	6,192	8,522	16,407
Total operating expenses	27,713	42,012	53,678	90,381
Loss from operations	(24,393)	(34,138)	(49,312)	(78,833)
Other income, net	1,533	3,614	3,522	7,838
Income tax	130	—	130	—
Segment and consolidated loss	$(22,990)	$(30,524)	$(45,920)	$(70,995)

(a) Other segment expenses include consultants & contractor expense, contra-R&D expense for GSK collaboration, depreciation expense, impairment loss, restructuring expense, and stock-based compensation expense.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2026
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$28,455	$—	$—	$28,455
U.S. government treasury securities	Level 1	11,984	2	(23)	11,963
Certificates of deposit	Level 2	5,862	1	—	5,863
Commercial paper	Level 2	63,054	—	(18)	63,036
Corporate bonds	Level 2	61,852	9	(97)	61,764
Total cash equivalents and marketable securities		$171,207	$12	$(138)	$171,081

	December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$36,834	$—	$—	$36,834
U.S. government treasury securities	Level 1	13,915	13	—	13,928
Certificates of deposit	Level 2	9,468	7	—	9,475
Commercial paper	Level 2	92,887	9	(7)	92,889
Corporate bonds	Level 2	102,135	151	(7)	102,279
Total cash equivalents and marketable securities		$255,239	$180	$(14)	$255,405

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of June 30, 2026, the remaining contractual maturities of $153.2 million of investments were less than one year and $17.8 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2026. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

5. Collaboration Agreement with GSK

On July 1, 2021, the Company entered into a Collaboration and License Agreement with Glaxo Wellcome UK Limited, a subsidiary of GlaxoSmithKline plc (GSK), pursuant to which the Company and GSK collaborate on the global development and commercialization of progranulin-elevating monoclonal antibodies, including latozinemab and nivisnebart (formerly AL101/GSK4527226) (GSK Agreement). The GSK Agreement became effective on August 17, 2021. The Company and GSK discontinued developing latozinemab and nivisnebart in frontotemporal dementia due to a GRN mutation (FTD-GRN) and Alzheimer’s disease (AD), respectively, following the INFRONT-3 Phase 3 clinical trial readout in October 2025 and the PROGRESS-AD Phase 2 clinical trial interim analysis in April 2026 for those product candidates. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement (“Notice”). Under the terms of the GSK Agreement, the termination will be effective 180 days from the Notice, or January 2, 2027.

Under the terms of the GSK Agreement, the Company received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. The Company had been eligible for but did not achieve up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments; an equal share of profits and losses in the United States; and tiered royalties outside the United States. The Company and GSK jointly conducted certain development activities under the GSK Agreement and shared development costs 60% by GSK and 40% by the Company, except that, subject to the GSK Amendment (defined below), the Company solely bore the development costs of initial Phase 2 clinical trials.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of June 30, 2026 was $564.0 million due to the estimated refund liabilities created from the contract modifications. The remaining estimated refund liabilities to collaboration partner as of June 30, 2026 and December 31, 2025 was zero and $11.4 million, respectively. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement and as of June 30, 2026, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

Collaboration revenue under the GSK Agreement during the three and six months ended June 30, 2026 was $3.3 million and $4.4 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. For the three and six months ended June 30, 2025, collaboration revenue under the GSK Agreement was $7.9 million and $11.5 million, respectively. The deferred revenue related to the GSK Agreement was $162.9 million and $171.2 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company expected to recognize this deferred revenue over the research and development period of the programs through the completion of initial Phase 2 clinical trials, or earlier upon extinguishment of the related performance obligations.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three months ended June 30, 2026 , the Company recognized an increase of $0.3 million of research and development expense, and for the six months ended June 30, 2026, the Company recognized a reduction of research and development expense of $1.5 million, under the GSK Agreement. For the three and six months ended June 30, 2025, the Company recognized a reduction of research and development expense of $6.1 million and $10.4 million, respectively, under the GSK Agreement.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$835	$2,838	$1,943	$6,500
General and administrative	1,775	4,224	3,575	8,913
Total stock-based compensation	$2,610	$7,062	$5,518	$15,413

7. Income Taxes

For the three and six months ended June 30, 2026, the Company's effective tax rate was less than (1%). For the three and six months ended June 30, 2025, the Company's effective tax rate was zero. The difference between the effective tax rate for the three and six months ended June 30, 2026 and 2025, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset.

8. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units subject to future vesting	2,654,292	5,399,351	2,654,292	5,399,351
Options to purchase common stock	10,043,385	10,177,305	10,043,385	10,177,305
Shares committed under 2019 ESPP	35,407	103,326	35,407	103,326
Total	12,733,084	15,679,982	12,733,084	15,679,982

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

On October 21, 2025, the Company committed to a plan to reduce its workforce, which impacted approximately 47% of its workforce, in order to align resources with the Company’s strategic priorities, following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab in individuals with frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). Total incremental restructuring charges associated with the reduction in force were approximately $7.0 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses were paid out and the reduction in force was completed during the first half of 2026. For the three and six months ended June 30, 2026, the Company recorded a reduction of less than $0.1 million and $0.4 million, respectively to previously recognized restructuring costs, primarily due to lower-than-expected related termination benefits and this was included in operating expenses.

10. Subsequent event

On July 8, 2026, the Company repaid in full and terminated the Loan and Security Agreement, dated as of November 14, 2024, as amended (the Loan Agreement), by and among the Company, Alector LLC, a Delaware limited liability company, as co-borrower (together with the Company, the Borrowers), the several banks and other financial institutions or entities from time to time parties thereto, as lenders (collectively, referred to as the Lenders), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Hercules). The Company repaid a total of $10.4 million aggregate principal amount of outstanding loans, plus accrued interest and end of term and prepayment charges thereon.

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

Overview

We are a biotechnology company focused on discovering and developing therapies for neurodegenerative diseases with high unmet medical need, including Alzheimer’s disease and Parkinson’s disease. Our wholly owned pipeline is built around the Alector Brain Carrier (ABC) platform, a proprietary blood-brain barrier (BBB) technology that enables diverse therapeutic modalities, including antibodies, enzymes, proteins and siRNA, to reach genetically validated targets in the central nervous system.

The ABC platform is designed to enhance brain exposure while optimizing both safety and efficacy. Built on the principles of versatility, translatability, and differentiated binding to a distinct region of the transferrin receptor (TfR), the platform supports efficient delivery of therapeutic cargos across the BBB. By offering a broad range of TfR binding affinities, binding kinetics, and engineered formats, the ABC platform can be tailored to the requirements of different therapeutic modalities while preserving the ability to recruit the brain’s immune system when desired. These proprietary features are intended to balance brain uptake, potency, and safety across our pipeline.

Our next-generation portfolio, built on the ABC platform and distinct from our prior clinical programs, is designed to address neurodegenerative diseases through targeted mechanisms, including the removal of pathogenic proteins, replacement of deficient proteins, and restoration of normal cellular function.

AL137 Program

Our AL137 program, combines our proprietary anti-amyloid beta (Aβ) antibody with our proprietary ABC platform, for the treatment of Alzheimer’s disease (AD). It is designed to efficiently remove brain Aβ plaques, with the goal of minimizing treatment-related adverse effects and enabling convenient subcutaneous administration.

The ABC platform was specifically engineered to reduce co-engagement of transferrin receptor (TfR) on reticulocytes and peripheral immune cells while preserving full Fc-mediated engagement of immune cells at Aβ plaques. This design is intended to achieve efficient plaque clearance while minimizing the hematologic adverse effects associated with TfR-targeting antibodies.

AL137 incorporates a high-affinity, fully human antibody that selectively binds pyroglutamate-3 Aβ (PyroGlu3 Aβ), a validated and pathogenic form of Aβ enriched in amyloid plaques. In preclinical studies, AL137 demonstrated robust brain penetration in non-human primates, while a murine surrogate has shown significant reduction of brain Aβ42 levels in Alzheimer’s disease mouse models.

Following comparative evaluation of AL137 and AL037, we selected AL137 as the lead development candidate and subcutaneous administration as the intended clinical route, with AL037 designated as the backup development candidate. Following successful completion of IND-enabling studies, we intend to advance AL137 for submission of an Investigational New Drug (IND) application, targeted for the first quarter of 2027. We also target first-in-human dosing in Australia no later than April 2027.

ABC-Enabled siRNA Platform

We continue to advance our ABC-enabled siRNA platform. The platform is designed for peripheral dosing, offering the potential for more convenient and scalable administration compared with traditional intrathecal delivery, as well as the potential for homogeneous drug distribution throughout the brain. Our siRNA programs span multiple disease mechanisms, led by our tau program, AL064/AL164, and including earlier-stage programs advancing toward lead selection: ADP062-ABC, an alpha-synuclein siRNA for PD, and ADP065-ABC, an NLRP3 siRNA for multiple neurodegenerative conditions. Together, these programs reflect the broad applicability of the ABC platform across disease mechanisms. We continue to evolve our research and development plans and timing for each of our ABC-enabled siRNA programs.

AL064/AL164 Program

Our lead siRNA program, AL064/AL164, is a tau siRNA program for AD and other tauopathies. AL064/AL164 aims to reduce all forms of toxic tau by degrading tau mRNA and reducing tau protein expression and slow cognitive decline in AD and other tauopathies. AL064 demonstrated robust and homogeneous tau mRNA knockdown and durable reduction of phospho-Tau 217 in multiple NHP brain regions tested. AL064 was modified to incorporate a well-validated chemical modification intended to further optimize siRNA stability, and this modified form of AL064 is advancing into IND-enabling studies as AL164.

AL050 Program

AL050 is a lysosomal glucocerebrosidase (GCase) enzyme replacement therapy paired with our proprietary ABC technology in preclinical development for Parkinson’s disease and Lewy body dementia in patients having GBA1 gene mutations that lead to reduced GCase activity. AL050 features an engineered GCase with improved activity and stability, a silenced effector function to maximize safety, and Alector’s ABC that binds a TfR epitope with affinity designed to enhance delivery across the BBB. This mechanism aims to reduce cellular dysfunction and slow disease progression. In preclinical studies to date, AL050 doubled GCase activity in different brain regions in non-human primates without observed adverse effects, including hematologic effects. In a GBA disease mouse model, AL050 surrogate rescued GCase activity and reduced toxic substrate accumulation without hematologic findings. These data support the potential of AL050 as a disease modifying therapy for Parkinson’s disease (PD) and Lewy body dementia (LBD) associated with GBA loss of function mutations, and subsequently for idiopathic PD and LBD.

We have selected AL050 as the lead candidate, and we continue to evaluate our timeline to the clinic.

Nivisnebart

In April 2026, GSK discontinued the global Phase 2 PROGRESS-AD trial of nivisnebart (AL101/GSK4527226), an investigational progranulin-elevating monoclonal antibody, in individuals with early Alzheimer’s disease (AD), following a pre-specified interim futility analysis conducted by an Independent Data Monitoring Committee (IDMC). The IDMC concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion.

Our operations have been financed primarily through our collaboration with GSK, for which GSK provided written notice of termination on July 6, 2026, our previous collaboration with AbbVie, entered into in October 2017 and terminated in February 2025, the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO), and follow-on equity financings.

To date, we have not had any products approved for sale and have not generated any product or royalty revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates, advance our research and preclinical programs, and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $23.0 million and $45.9 million for the three and six months ended June 30, 2026, respectively. Our net losses were $30.5 million and $71.0 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,018.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance product candidates through preclinical studies and clinical trials;
•
pursue regulatory approval of product candidates;
•
discover, validate, and develop additional product candidates;
•
manufacture drug supply for our research, preclinical studies and clinical trials; and
•
obtain, maintain, and protect our intellectual property portfolio.

On March 7, 2025, we committed to a plan to reduce our workforce by approximately 13% to better align our resources with our strategic priorities, including the advancement of our preclinical and research pipeline. We initiated that reduction in force impacting approximately 25 employees across the organization. On October 21, 2025, we committed to a plan to reduce our workforce by approximately 47% in order to align resources with the Company’s strategic priorities following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab (AL001) in individuals with frontotemporal dementia due to a GRN mutation (FTD-GRN). Our cash, cash equivalents, and marketable securities as of June 30, 2026, totaled $172.8 million, which we anticipate provides runway at least through 2027.

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

The Company and GSK discontinued developing latozinemab and nivisnebart in FTD-GRN and AD, respectively, following the INFRONT-3 Phase 3 clinical trial readout in October 2025 and the PROGRESS-AD Phase 2 clinical trial interim analysis in April 2026 for those product candidates. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement (“Notice”). Under the terms of the GSK Agreement, the termination will be effective 180 days from the Notice, or January 2, 2027.

Under the terms of the GSK Agreement, the Company received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. The Company had been eligible for but did not achieve up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments; an equal share of profits and losses in the United States; and tiered royalties outside the United States. The Company and GSK jointly conducted certain development activities under the Agreement and shared development costs 60% by GSK and 40% by the Company, except that, subject to the GSK Amendment, the Company solely bore the development costs of initial Phase 2 clinical trials. Under the terms of the GSK Amendment, the Company was responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the Phase 2 clinical trial of nivisnebart in AD.

We expect that our revenue will be derived primarily from the GSK Agreement in the near term. The balance of deferred revenue was $162.9 million as of June 30, 2026, related to the GSK Agreement. As of that date, the Company expected to recognize this deferred revenue over the research and development period of the programs through the completion of the initial Phase 2 clinical trials for specified indications for latozinemab and nivisnebart, or earlier upon extinguishment of the related performance obligations.

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

Specific program expenses include expenses associated with the development of our product candidate, nivisnebart, which was being studied in the PROGRESS-AD Phase 2 clinical trial. That trial has been discontinued following a pre-specified interim futility analysis, in which an IDMC concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion. We also have expenses related to the research and development of future product candidates and separately tracked expenses related to programs that we expect to move out of preclinical studies and into Phase 1 clinical trials. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses, including depreciation, and lab consumables.

Where we share costs with our collaboration partners, such as in our GSK Agreement, research and development expenses may include reimbursements from, or payments to, our partner.

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses relating to latozinemab, nivisnebart, and AL002 to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for latozinemab, nivisnebart, and AL002. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and to the advancement of those programs into clinical trials.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Dollar
	2026	2025	Change
	(In thousands)
Collaboration revenue	$3,320	$7,874	$(4,554)
Operating expenses:
Research and development	19,460	27,611	(8,151)
General and administrative	8,253	14,401	(6,148)
Total operating expenses	27,713	42,012	(14,299)
Loss from operations	(24,393)	(34,138)	9,745
Other income, net	1,533	3,614	(2,081)
Loss before income taxes	(22,860)	(30,524)	7,664
Income tax expense	130	—	130
Net loss	$(22,990)	$(30,524)	$7,534

Revenue

Collaboration revenue was $3.3 million for the three months ended June 30, 2026, compared to $7.9 million for the three months ended June 30, 2025. The $4.6 million decrease was primarily due to a lower revenue recognized for the AL101 AD program. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

Research and Development Expenses

Research and development expenses were $19.5 million for the three months ended June 30, 2026, compared to $27.6 million for the three months ended June 30, 2025. The decrease of $8.1 million was mainly due to a decrease in personnel-related costs as a result of the reductions in force as well as a decrease in facilities and other expenses.

	Three Months Ended June 30,		Dollar
	2026	2025	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$1,378	$894	$484
Nivisnebart	661	938	(277)
AL037/AL137	4,968	—	4,968
AL002	—	2,049	(2,049)
Other programs	3,193	5,025	(1,832)
Indirect research and development expenses
Personnel related (including stock-based compensation)	5,350	12,055	(6,705)
Facilities and other unallocated research and development expenses	3,910	6,650	(2,740)
Total research and development expenses	$19,460	$27,611	$(8,151)

General and Administrative Expenses

General and administrative expenses were $8.3 million for the three months ended June 30, 2026 and $14.4 million for the three months ended June 30, 2025. The decrease of $6.1 million was mainly driven by a decrease in personnel-related costs as a result of the reductions in force.

Other Income, Net

Other income, net was $1.5 million for the three months ended June 30, 2026, compared to $3.6 million for the three months ended June 30, 2025. The decrease of $2.1 million was mainly due to lower interest income from a reduction in marketable securities used to fund our operations.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended June 30, 2026, compared to zero income tax expense for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Dollar
	2026	2025	Change
	(In thousands)
Collaboration revenue	$4,366	$11,548	$(7,182)
Operating expenses:
Research and development	37,317	61,252	(23,935)
General and administrative	16,361	29,129	(12,768)
Total operating expenses	53,678	90,381	(36,703)
Loss from operations	(49,312)	(78,833)	29,521
Other income, net	3,522	7,838	(4,316)
Loss before income taxes	(45,790)	(70,995)	25,205
Income tax expense	130	—	130
Net loss	$(45,920)	$(70,995)	$25,075

Revenue

Collaboration revenue was $4.4 million for the six months ended June 30, 2026, compared to $11.5 million for the six months ended June 30, 2025. The $7.1 million decrease was primarily due to a lower revenue recognized for the AL101 AD program. Revenues are recognized as the program costs are incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy each performance obligation.

Research and Development Expenses

Research and development expenses were $37.3 million for the six months ended June 30, 2026, compared to $61.3 million for the six months ended June 30, 2025. The decrease of $24.0 million was mainly due to a decrease in personnel-related costs as a result of the reductions in force as well as a decrease in research and development expenses for the AL002 program and other programs. The decrease was partially offset by an increase in research and development activities for the AL037/AL137 program.

	Six Months Ended June 30,		Dollar
	2026	2025	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$2,457	$3,099	$(642)
Nivisnebart	1,534	1,955	(421)
AL037/AL137	7,957	—	7,957
AL002	—	5,433	(5,433)
Other programs	5,577	9,853	(4,276)
Indirect research and development expenses
Personnel related (including stock-based compensation)	11,559	28,721	(17,162)
Facilities and other unallocated research and development expenses	8,233	12,191	(3,958)
Total research and development expenses	$37,317	$61,252	$(23,935)

General and Administrative Expenses

General and administrative expenses were $16.4 million for the six months ended June 30, 2026 and $29.1 million for the six months ended June 30, 2025. The decrease of $12.7 million was mainly driven by a decrease in personnel-related costs as a result of the reductions in force.

Other Income, Net

Other income, net was $3.5 million for the six months ended June 30, 2026, compared to $7.8 million for the six months ended June 30, 2025. The decrease of $4.3 million was mainly due to lower interest income from a reduction in marketable securities used to fund our operations.

Income Tax Expense

Income tax expense was $0.1 million for the six months ended June 30, 2026, compared to zero income tax expense for the six months ended June 30, 2025.

Liquidity and Capital Resources

Since our inception through June 30, 2026, our operations have been financed primarily by our collaborations with GSK, and previously, AbbVie, the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO, follow-on equity, and debt financings.

As of June 30, 2026, we had $172.8 million of cash, cash equivalents, and marketable securities. As of June 30, 2026, we had an accumulated deficit of $1,018.0 million.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs, and to a lesser extent, general and administrative expenditures. We expect our expenses relating to nivisnebart, latozinemab, and AL002 to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for nivisnebart, latozinemab, and AL002. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and the advancement of those programs into clinical trials. In addition, we expect to incur costs associated with operating as a public company.

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

On November 7, 2023, we entered into an at-the-market sales agreement with TD Cowen, pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen (the 2023 Sales Agreement). As of June 30, 2026, we had issued an aggregate of 7,110,162 shares and received approximately $20.0 million in net proceeds under the 2023 Sales Agreement, all of which were issued during 2025.

On May 7, 2026, we entered into an at-the-market sales agreement with TD Cowen, pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen (the 2026 Sales Agreement). In connection with entering into the 2026 Sales Agreement, we and TD Cowen terminated the 2023 Sales Agreement. As of June 30, 2026, we had not issued any shares or received any proceeds from the sale of securities under the 2026 Sales Agreement.

On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, on November 14, 2024, we entered into a loan agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules Capital, Inc. (Hercules), in its capacity as administrative agent and collateral agent for itself and the Lenders (the Loan Agreement), pursuant to which we could access up to two tranches of Term Loans in an aggregate principal amount of up to $50,000,000, subject to the satisfaction of certain conditions. We borrowed $10,000,000 principal amount of the first tranche of Term Loans on the closing date of the Loan Agreement. On July 8, 2026, the Company entered into a payoff letter with Hercules and paid the final payoff amount. All obligations under the Loan Agreement were paid in full, all liens and security interests granted to secure such obligations were terminated, and the Loan Agreement and related loan documents were terminated.

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
•
the timing and amount of milestone and other payments we may receive under any collaboration arrangements;

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(84,030)	$(109,829)
Cash provided by investing activities	78,068	121,457
Cash provided by financing activities	75	122

Operating Activities

For the six months ended June 30, 2026, cash used in operating activities was $84.0 million. This was mainly due to the net loss of $45.9 million. We also had a decrease in refund liability to collaboration partner of $15.4 million, a decrease in accrued liabilities and accrued clinical supply costs of $13.8 million, and a decrease in collaboration payable of $13.6 million. This was offset by a non-cash charge of $5.5 million for stock-based compensation.

For the six months ended June 30, 2025, cash used in operating activities was $109.8 million. This was mainly due to the net loss of $71.0 million. We also had a decrease in refund liability to collaboration partner of $26.1 million, a decrease in deferred revenue of $11.5 million, and a decrease in accrued liabilities and accrued clinical supply costs of $16.5 million. This was offset by a non-cash charge of $15.4 million for stock-based compensation.

Investing Activities

For the six months ended June 30, 2026, cash provided by investing activities of $78.0 million was primarily related to the maturities of marketable securities of $157.9 million offset by purchases of marketable securities of $79.7 million.

For the six months ended June 30, 2025, cash provided by investing activities of $121.5 million was primarily related to the maturities of marketable securities of $250.4 million offset by purchases of marketable securities of $131.9 million.

Financing Activities

For the six months ended June 30, 2026, cash provided by financing activities of less than $0.1 million was from the proceeds from the exercise of options to purchase common stock and the purchase of common stock under the employee stock purchase plan.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation of our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may not be successful in our efforts to carry out our obligations under any collaborations for our product development and research programs.
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

In October 2025, we decided to stop the open label extension portion of the INFRONT-3 trial and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). We previously terminated development of our AL002 product candidate based on the results of the INVOKE-2 Phase 2 clinical trial, terminated development of our AL003 product candidate, and closed the Phase 1 clinical trial for our AL044 product candidate.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net losses of $23.0 million and $45.9 million for the three and six months ended June 30, 2026, respectively. We incurred net losses of $30.5 million and $71.0 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,018.0 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we have generated from our collaboration arrangements with GSK, and previously, AbbVie, has been, and from our collaboration arrangement with GSK, is expected to be, limited in amount.

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

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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
•
receiving milestones and other payments under any future collaboration arrangements;
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

Our operations have required substantial amounts of cash since inception. We expect our expenses relating to latozinemab, nivisnebart, and AL002 to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for latozinemab, nivisnebart and AL002. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and to the advancement of those programs into clinical trials. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with GSK, and previously, AbbVie. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease, will require substantial amounts of capital. Even if our clinical trials are successful, preparing for and applying for regulatory approval of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to seek regulatory approval, or regulatory approval may be significantly delayed, in any or all desired markets. Likewise, even if our product candidates are approved, commercialization of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to commercialize our approved products, or commercialization of such products may be significantly delayed, in any or all desired markets.

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $172.8 million, which we anticipate provides runway at least through 2027. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

We cannot be certain that any of our product candidates will be successful in any future clinical trials. Our future clinical trials of our product candidates may not demonstrate their safety or efficacy, either in the indications currently being tested or in any other indications, or either as single agent therapies or in combination with other therapeutics. For example, we were developing our product candidate latozinemab with GSK to treat patients with FTD-GRN. Latozinemab was an investigational human monoclonal antibody (mAb) designed to block and internalize the sortilin receptor (SORT1) to elevate PGRN levels in the brain. In October 2025, latozinemab failed to meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 trial, and we decided to stop the open label extension portion of that study and the continuation study of latozinemab. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement.

In November 2024, our AL002 program was terminated based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD, in which AL002 failed to meet the primary endpoint. In 2022, we and AbbVie concluded that further development of our product candidate AL003 was not warranted. Our collaboration with AbbVie terminated in 2025.

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

We may not be successful in our efforts to continue to develop and apply our ABC platform, to create a pipeline of product candidates from our research and drug discovery platform or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates from our research and drug discovery platform, our commercial opportunity may be limited.

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

We have developed and continue to develop our proprietary BBB technology platform (Alector Brain Carrier, or ABC) and have applied it to product candidates in our research and preclinical pipeline. The goal of our ABC technology is to deliver therapeutic candidates at a lower dose and provide deeper blood-brain barrier penetration while optimizing efficacy, safety and cost. If our ABC technology does not function as intended, our future pipeline opportunities may be reduced.

We seek to develop product candidates incorporating our ABC technology in our preclinical and research pipeline for a range of neurodegenerative diseases. For example, we are currently pursuing AL137, our brain-penetrant anti-amyloid beta antibody program in AD; AL050, our brain-penetrant GCase enzyme replacement therapy, in Parkinson’s disease; and AL164, our brain-penetrant tau siRNA, in AD, all of which are enabled by ABC using a TfR-based transport mechanism. Those product candidates have complex structures and multiple functional elements, relative to standard antibody candidates that have previously been our main focus. Therefore, those product candidates may pose additional challenges, including with respect to their manufacture and their ability to function as intended. If we are unable to advance those programs or other preclinical or research candidates, or if we encounter significant delays in our anticipated timeline for progressing those candidates, our future pipeline opportunities may be reduced.

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

Our approach to developing treatments for neurodegenerative diseases is based on understanding the complex mechanisms underlying neurodegeneration, including the roles of misfolded proteins, deficient proteins, and dysfunctional immune cells and neurons. Our approach further leverages our understanding of the genetic associations with disease. Through this approach, our product candidates seek to remove toxic proteins, replace critical deficient proteins, and restore immune and nerve cells to normal function. One aspect of this approach has been to identify and select targets enriched in microglia and other myeloid immune cells which are genetically associated with neurodegenerative diseases. Another aspect of this approach is to select known or validated targets for neurodegenerative diseases. We identify and develop product candidates that utilize our ABC technology and are designed to cross the blood-brain barrier in sufficient quantity and potency to enable efficacious delivery to the brain and engage the intended target. We seek to identify and develop biomarkers and biomarker assays that can accurately identify signs of a disease or condition, assist us in selecting the right patient population, demonstrate target and pathway engagement, and measure the impact on disease progression of our product candidates. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

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
•
competing clinical trials for similar therapies or that target patient populations meeting our patient eligibility criteria;
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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in healthy volunteers or in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocol elements, and the rate of dropout among clinical trial participants. Open-label or long-term extension studies may also extend the timing and cost of a clinical program substantially.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. For example, in April 2026, we and GSK decided to discontinue the PROGRESS-AD Phase 2 clinical trial of nivisnebart in early AD following a pre-specified interim futility analysis. An independent data monitoring committee concluded that the trial was unlikely to meet its primary endpoint at trial completion. In October 2025, because latozinemab did not meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial, we decided to stop the open label portion of that trial and the continuation study for latozinemab. In November 2024, we decided to stop the long term extension study of our product candidate AL002 after results from the INVOKE-2 Phase 2 clinical trial showed that AL002 failed to meet the primary endpoint.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of neurodegenerative diseases, including Alzheimer’s disease and Parkinsons disease. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. For example, in July 2024, the FDA approved donanemab, which was developed by Eli Lilly and Company (Eli Lilly), for the treatment of Alzheimer’s disease. Donanemab targets amyloid plaques by binding to insoluble N-truncated pyroglutamate amyloid beta. In January 2023, the FDA granted accelerated approval, and in July 2023, the FDA granted full approval, to lecanemab, an anti-amyloid beta protofibril antibody for the treatment of Alzheimer’s disease developed by Eisai Co., Ltd. (Eisai) and Biogen Inc. (Biogen). Lecanemab has been approved as a treatment for slowing progression of mild cognitive impairment and mild dementia due to Alzheimer’s disease in Japan, and in April 2025, lecanemab received final marketing authorization in Europe for treating mild cognitive impairment or mild dementia due to Alzheimer’s disease in patients who have only one or no copy of the ApoE4 allele.

There are competing pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc. (Denali), F. Hoffman La Roche Ltd. (Roche), Aliada Therapeutics, Inc. (acquired by AbbVie), Eli Lilly, BioArctic, JCR Pharmaceuticals, Korsana, Arrowhead, and Ossianix, who have developed and continue to develop technologies for the transport of products across the blood-brain barrier using transferrin receptor (TfR)-based transfer mechanisms. Other companies may successfully develop technologies for blood-brain barrier transport that are based on mechanisms other than TfR and that effectively compete with TfR-based mechanisms. Our ABC platform, which uses a TfR-based transfer mechanism, faces competition from such third-party technologies.

Additionally, those competing blood-brain barrier transport technologies are being applied to antibodies and product candidates that act on the same disease targets as we are pursuing. For example, Denali, Korsana, and Roche are advancing antibody candidates, each of which targets A-beta and incorporates blood-brain barrier transport mechanisms that act through TfR, and Arrowhead is advancing a tau-siRNA candidate with a TfR binding antibody fragment. Other companies, including Bial, Vanqua Bio, Inc., Gain Therapeutics, Inc., Prevail, Spur Therapeutics, Voyager Therapeutics, Inc., Denali, and Roche have clinical or pre-clinical programs targeting GCase through allosteric activation, gene therapy, or enzyme replacement, with the latter approach incorporating TfR-based blood-brain barrier transfer mechanisms. Those and other competitors are pursuing product candidates that act on some of the same targets or through comparable mechanisms of action as we are pursuing.

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

The processes involved in manufacturing our product candidates are complex, expensive, highly-regulated, and subject to multiple risks. Manufacturing certain product candidates, such as non-antibody protein product candidates or product candidates incorporating ABC and other active components, may be especially challenging and may require complex and integrated supply chains and CDMO networks. Further, as product candidates are developed from preclinical studies through late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to scale processes and optimize results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and other foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and other foreign regulatory authority requirements, including complying with current good manufacturing practices (cGMPs) on an ongoing basis. Further, the manufacturers that we or our collaboration partners work with will be subject to any future legislation by Congress or other government action that may curtail the ability of foreign CDMOs to provide services to U.S. biotechnology companies. In addition, tariffs may be imposed on products that are manufactured by foreign CDMOs and imported into the U.S. to incentivize manufacturing activity in the U.S. versus abroad. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product subject to various limitations that impact the marketing exclusivity period. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.

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

Additionally, changes in the current administration’s focus and policies, departure of senior leadership at the FDA and other agencies under HHS, reductions in agency funding and staffing at HHS, government shutdowns, lapses in government appropriations, and changes in the staffing and resourcing levels at the FDA may impact the FDA’s operations, including the FDA’s ability to meet current review, approval, and inspection schedules, as well as our ongoing correspondence with the FDA, including correspondence regarding progression to the next phases of development. Likewise, restructuring, downsizing, and decreased funding of federal agencies including the FDA may result in our not realizing all the benefits of Breakthrough Designation and Fast Track designation, particularly benefits related to priority review, frequent communications with the FDA, and intensive guidance from the FDA, to the extent such benefits are applicable to any of our product candidates. Any of the above impacts could in turn delay our anticipated timelines, which can increase the cost of clinical development of our product candidates. Other policy changes may lead to fewer agency guidance documents or to changes in our clinical development plans, which could result in delays, additional expenses, or refusals to approve products. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies or regulations implemented under the current administration and FDA commissioner or other executive orders. To the extent the agency’s reduction in force and other agency changes lead to disruptions in the FDA’s operations, our interactions, correspondence, and regulatory review processes with the FDA may be delayed.

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

Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation (MFN) price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The OBBBA includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. In June 2026, CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release additional guidance to implement policies related to the effectuation of the maximum fair price for the Medicare Drug Price Negotiation Program for 2028, consistent with the Inflation Reduction Act.

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

We have used and may in the future use third-party collaborators for the research, development, and commercialization of certain product candidates we may develop, and those collaborations may not be successful. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement, following the discontinuation of the development of latozinemab and nivisnebart based on the results of the INFRONT-3 Phase 3 clinical trial and the PROGRESS-AD Phase 2 interim analysis for those product candidates, respectively. Adimab can terminate its agreement with us in the event of our uncured materials breaches, and subject to certain notice requirements. In January 2025, AbbVie decided to terminate the AbbVie Agreement after the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD failed to meet the primary endpoint. In the event that any of our third-party collaborators discontinues its collaboration with us, we may not be able to find a suitable alternative collaboration partner or partners, or we may need to obtain and expend additional and unanticipated capital to maintain our current development programs.

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

We may not realize the benefit of collaborations if we or our collaborator are unable to successfully develop a product candidate and commercialize it upon approval or integrate a product candidate into existing operations and company culture. For example, in January 2025, AbbVie decided to terminate the TREM2 collaboration program, which resulted in termination of the AbbVie Agreement, after the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD failed to meet the primary endpoint. Therefore, we did not receive a $250.0 million milestone payment for AbbVie’s opting into the AL002 program or any future payments, and all rights to the TREM2 program have reverted back to us. In October 2025, we announced that latozinemab failed to meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial. As a result, we will not be seeking approval for and commercializing latozinemab in FTD-GRN, and certain milestone payments ($160 million for the first US commercial sale and $90 million for the first commercial sale in two or more EU countries) will not be achieved through commercialization of latozinemab in FTD-GRN, and our receipt of such milestones will therefore be delayed, or may not occur at all. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement. Therefore we will not receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, an equal share of profits and losses in the United States, and tiered royalties outside the United States, as we had been eligible for under that agreement.

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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies, clinical trials, and for commercialization of any product candidates that we may develop. Additionally, potential partners may in the future have certain product manufacturing rights under their respective agreements. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

We may rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates, and development and commercialization of our product candidates may be subject to the terms and conditions of collaboration agreements with third parties. Such agreements may not provide exclusive rights to use certain intellectual property and technology retained by the collaborator in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that utilize technology retained by such collaborators to the extent such products are not also covered by our intellectual property. In addition, subject to the terms of any such agreements, we may not have the right to control the preparation, filing, prosecution, and maintenance, and we may not have the right to control the enforcement and defense of certain patents and patent applications relating to or affecting our development candidates.

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

In addition, each of our agreements with collaborators do, and we expect our future agreements will, impose various economic, development, diligence, commercialization, and other obligations on us. Certain of our collaboration agreements may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products. In spite of our efforts, our collaborators might conclude that we have materially breached our obligations under such agreements and might therefore terminate or seek damages under the agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these agreements. If termination of these agreements causes us to lose the rights to certain patents or other intellectual property, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may have the freedom to seek regulatory approval of, and to market, products similar to or identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects.

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

Our near-term financial performance and development plans also require that we manage our personnel, and in each of 2024 and 2025 we committed to plans to reduce our workforce to better align our resources with our strategic priorities. We initiated a reduction in force in October 2025 that impacted approximately 47% of our workforce. Total incremental restructuring charges associated with the reduction in force are approximately $7.0 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses were paid out during the first half of 2026. We previously initiated reductions in force effective March 2025 and effective November 2024.

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

We have experienced cyberattacks in the past that have not had a material effect on our business operations, and we face the risk of future cyberattacks that may or may not have a material effect. Despite the implementation of security measures, our internal computer systems and those of third parties with which we engage, such as research institution collaborators, clinical trial sites, and CROs and other vendors, contractors and consultants, may be vulnerable to damage, interruption, or other disruption from various causes, including computer viruses and other malicious code, and may be vulnerable to unauthorized access. Likewise, data privacy or security breaches or incidents, or breaches or other incidents undertaken or otherwise caused by employees or others, may pose a risk that sensitive data, including our intellectual property, trade secrets, or personal information of our employees, patients, customers, or other business partners, may be exposed to unauthorized persons or to the public or may otherwise be misused. As the cyber-threat landscape evolves, especially as certain of our employees have engaged in remote or hybrid work and bad actors use AI to automate attacks, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, and defend against. Such threats are prevalent, continue to rise, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. During times of war and other conflicts, we and our business counterparties, including third parties upon which we rely, may be vulnerable to a heightened risk of these attacks. Such attacks might involve the use of sophisticated malware, including ransomware or various types of service denial tactics. They can be initiated through harmful websites or by leveraging phishing strategies, social engineering tactics, or credential stuffing. This might also include brute force attacks, along with other contemporary malicious methods which are always changing.

If a breakdown, cyberattack, or other information security breach or incident occurs, it could cause damage to or interruptions or other disruptions in our operations or those of third parties, with which we engage, and could result in damage to, the loss or unavailability of, or misappropriation or other unauthorized use or processing of, sensitive data, including personal information and confidential information, such as our intellectual property or financial information, and a material disruption of our research and development programs and our business operations could result. For example, the loss or unavailability of, or damage to, clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution and collaborators, clinical trial sites, and CROs and other vendors, consultants and contractors for research and development of our product candidates, and we rely on other third parties, such as CDMOs and CROs, to manufacture our product candidates and to conduct clinical trials, respectively. Supply-chain attacks against third-party actors like these have increased in frequency and severity, and we cannot guarantee that third-party infrastructure in our supply chain or our third-party partners’ supply chains have not been or will not be compromised. Cyberattacks, security breaches and incidents, and disruptions, interruptions, and similar events relating to their computer systems and operations could also have a material adverse effect on our business.

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

The majority of our operations including our corporate headquarters are located in a facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development, or research facilities due to fire, natural disaster, global pandemics, power loss, communications failure, unauthorized entry, earthquakes or other events that impact the use of our facilities could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and our business may be seriously harmed by such delays and interruption.

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
•
difficulties in compliance with non-U.S. laws and regulations (including, e.g., laws and regulations relating to export to the U.S. of human genomic data or data and biological samples derived from clinical trials or research conducted outside the U.S.);
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
•
negative consequences from changes in tax laws (including the provisions of the federal tax legislation titled the Inflation Reduction Act);
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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the current presidential administration’s policies and priorities, which could affect future relationships between the United States and various other countries, most significantly China, the European Union, and other trading partners, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, the National Defense Authorization Act of 2026, which includes Section 851 regarding the prohibition on contracting with certain biotechnology providers (the BIOSECURE Act), may ultimately limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies or their affiliates that meet the designation criteria of the new law. Moreover, both the United States and China have implemented significant trade tariffs against each other’s imports. Separately, a Department of Justice rule effective in April 2025, along with subsequent action by the FDA, prohibits or restricts transfer of sensitive personal data, including health data, biometric data, and human genomic data, and patient biological materials to China and other “countries of concern” in the interests of national security. As a result of these and other laws and regulations, or the impact on trade relations between the United States and China or other countries, our business may be seriously harmed if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all. Likewise, if foreign policy measures, such as those described above, cause broader disruption in drug manufacturing and related industries that impact drug development, clinical trials, and drug product availability or pricing, then our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

Our common stock is currently listed for trading on The Nasdaq Global Select Market. We must satisfy Nasdaq’s continued listing requirements, including a minimum bid price for our common stock of $1.00 per share. Given the current market environment and despite our cash position, our common stock has traded for less than $1.00 per share during the second quarter of 2025, and our aggregate market capitalization at various times over the last several quarters has valued below the total value of our cash, cash equivalents, and investments. If we do not meet these requirements, we risk possible delisting from Nasdaq, which could have a material adverse effect on our business.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on April 30, 2026, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities.

On November 7, 2023, we entered into an at-the-market sales agreement with TD Securities (USA) LLC, formerly known as Cowen and Company, LLC (TD Cowen) pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Securities (the 2023 Sales Agreement). As of June 30, 2026, we have issued 7,110,162 shares and received approximately $20.0 million in net proceeds from the sale of securities pursuant to the 2023 Sales Agreement.

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

On May 7, 2026, we entered into an at-the-market sales agreement with TD Cowen, pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen (the 2026 Sales Agreement). Immediately prior to the effectiveness of the 2026 Sales Agreement, we and TD Cowen terminated the 2023 Sales Agreement.

Additionally, on November 14, 2024, we entered into the Loan Agreement with Lenders and Hercules pursuant to which we could access up to two tranches of term loans in an aggregate principal amount of up to $50,000,000, subject to the satisfaction of certain conditions. We borrowed $10,000,000 principal amount of the first tranche of Term Loans on the closing date of the Loan Agreement. On July 8, 2026, the Company entered into a payoff letter with Hercules and paid the final payoff amount. All obligations under the Loan Agreement were paid in full, all liens and security interests granted to secure such obligations were terminated, and the Loan Agreement and related loan documents were terminated.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 22.5% of our outstanding common stock as of July 31, 2026. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We have incurred and will continue to incur significant additional costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired accounting, finance, and other personnel in connection with our being, and our efforts to comply with the requirements of being, a public company, and our management and other personnel have devoted and will continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

Similarly, regulatory and governing bodies may propose and ultimately adopt new rules and regulations. As a result, we may experience continuing uncertainty regarding compliance matters and associated costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During our last fiscal quarter, no officer or director (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	6/15/2023
10.1	Sales Agreement dated May 7, 2026, by and between Alector, Inc., and TD Securities (USA) LLC	8-K	001-38792	1.1	5/07/2026
10.2	2019 Employee Stock Purchase Plan, as amended, and form of agreement thereunder					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

ALECTOR, INC.

Date: August 6, 2026	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Neil Berkley
Neil Berkley
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Grace Wong-Sarad
Grace Wong-Sarad
Chief Accounting Officer (Principal Accounting Officer)