Form 10-Q
period 2026-09-30
Alector, Inc.
filed 2026-11-05
CIK 1653087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 148,877,074 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the expected potential benefits of strategic collaborations and licenses with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alector, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$75,472	$65,802
Marketable securities	63,225	190,222
Prepaid expenses and other current assets	6,649	10,428
Total current assets	145,346	266,452
Property and equipment, net	7,657	10,841
Operating lease right-of-use assets	10,629	13,712
Restricted cash	1,846	1,846
Other assets	299	386
Total assets	$165,777	$293,237
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,140	$1,691
Accrued clinical supply costs	283	3,669
Accrued liabilities	8,383	19,299
Deferred revenue, current portion	—	6,684
License fee payable	15,000	—
Payable to collaboration partner	1,319	17,289
Refund liability to collaboration partner, current portion	—	11,449
Operating lease liabilities, current portion	9,290	9,056
Debt, current portion	—	366
Total current liabilities	35,415	69,503
Deferred revenue, long-term portion	—	164,537
Debt, long-term portion	—	9,323
Operating lease liabilities, long-term portion	11,710	17,488
Other long-term liabilities	2,083	1,737
Total liabilities	49,208	262,588
Commitments and contingencies (Note 4)
Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized; 112,274,895 and 110,362,581 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,010,166	1,002,528
Accumulated other comprehensive (loss) income	(232)	166
Accumulated deficit	(893,376)	(972,056)
Total stockholders’ equity	116,569	30,649
Total liabilities and stockholders’ equity	$165,777	$293,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$162,866	$3,260	$167,232	$14,808
Operating expenses:
Research and development	30,034	29,350	67,351	90,602
General and administrative	8,991	11,518	25,352	40,647
Total operating expenses	39,025	40,868	92,703	131,249
Income (loss) from operations	123,841	(37,608)	74,529	(116,441)
Other income, net	819	2,941	4,341	10,779
Income (loss) before income taxes	124,660	(34,667)	78,870	(105,662)
Income tax expense	60	—	190	—
Net income (loss)	124,600	(34,667)	78,680	(105,662)
Unrealized (loss) gain on marketable securities	(106)	101	(398)	(64)
Comprehensive income (loss)	$124,494	$(34,566)	$78,282	$(105,726)
Net income (loss) per share:
Basic net income (loss) per share	$1.11	$(0.34)	$0.71	$(1.05)
Diluted net income (loss) per share	$1.11	$(0.34)	$0.70	$(1.05)
Weighted-average shares in calculating:
Basic net income (loss) per share	111,861,933	102,597,601	111,230,090	100,800,863
Diluted net income (loss) per share	112,477,348	102,597,601	111,968,475	100,800,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alector, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other
	Shares	Amount	Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance — December 31, 2025	110,362,581	$11	$1,002,528	$166	$(972,056)	$30,649
Vesting of restricted stock units	641,231	—	—	—	—	—
Exercise of stock options	21,375	—	25	—	—	25
Stock-based compensation	—	—	2,908	—	—	2,908
Unrealized loss on marketable securities	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(22,930)	(22,930)
Balance — March 31, 2026	111,025,187	11	$1,005,461	$(104)	$(994,986)	$10,382
Vesting of restricted stock units	583,920	—	—	—	—	—
Exercise of stock options	1,250	—	2	—	—	2
Purchase of common stock under employee stock purchase plan	46,448	—	48	—	—	48
Stock-based compensation	—	—	2,610	—	—	2,610
Unrealized loss on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(22,990)	(22,990)
Balance — June 30, 2026	111,656,805	$11	$1,008,121	$(126)	$(1,017,976)	$(9,970)
Vesting of restricted stock units	580,527	—	—	—	—	—
Exercise of stock options	37,563	—	49	—	—	49
Stock-based compensation	—	—	1,996	—	—	1,996
Unrealized loss on marketable securities	—	—	—	(106)	—	(106)
Net Income	—	—	—	—	124,600	124,600
Balance — September 30, 2026	112,274,895	$11	$1,010,166	$(232)	$(893,376)	$116,569

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

Alector, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net Income (loss)	$78,680	$(105,662)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,111	4,550
Stock-based compensation	7,514	21,815
Amortization of premiums and accretion of discounts on marketable securities	(1,409)	(5,333)
Amortization of right-of-use assets	3,005	2,852
Amortization of debt discount and debt issuance costs	177	215
Impairment of right-of-use assets and leasehold improvements	—	1,151
Loss on extinguishment of debt	603	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,779	2,143
Other assets	47	73
Accounts payable	(551)	2,542
Accrued liabilities and accrued clinical supply costs	(14,302)	(13,993)
Payable to collaboration partner	(15,970)	4,874
Deferred revenue	(167,232)	(14,808)
License fee payable	15,000	—
Refund liability to collaboration partner	(15,438)	(38,104)
Lease liabilities	(5,544)	(4,865)
Other long-term liabilities	346	210
Net cash used in operating activities	(108,184)	(142,340)
Cash flows from investing activities:
Sale of property and equipment	300	—
Purchase of property and equipment	(149)	(41)
Purchase of marketable securities	(85,409)	(190,831)
Maturities of marketable securities	213,417	358,890
Sale of marketable securities	—	2,981
Net cash provided by investing activities	128,159	170,999
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	14,701
Proceeds from the exercise of options to purchase common stock	76	—
Purchase of common stock under employee stock purchase plan	48	122
Repayment of debt financing	(10,429)	—
Net cash (used in) provided by financing activities	(10,305)	14,823
Net increase in cash, cash equivalents, and restricted cash	9,670	43,482
Cash, cash equivalents, and restricted cash at beginning of period	67,648	34,867
Cash, cash equivalents, and restricted cash at end of period	$77,318	$78,349
Supplemental Disclosures:
Cash paid for interest	$489	$218

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

At-the-Market Offering

On November 7, 2023, the Company entered into an at-the-market sales agreement with TD Securities (USA) LLC, formerly known as Cowen and Company, LLC (TD Cowen), pursuant to which the Company may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of its common stock, in such share amounts as the Company may specify by notice to TD Cowen (the 2023 Sales Agreement). Prior to its termination, the Company had issued an aggregate of 7,110,162 shares and received approximately $20.0 million in net proceeds under the 2023 Sales Agreement, all of which were issued during 2025.

On May 7, 2026, the Company entered into an at-the-market sales agreement with TD Cowen, pursuant to which the Company may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of its common stock, in such share amounts as the Company may specify by notice to TD Cowen (the 2026 Sales Agreement). Immediately prior to the effectiveness of the 2026 Sales Agreement, the Company and TD Cowen terminated the 2023 Sales Agreement. As of September 30, 2026, the Company had not issued any shares or received any proceeds from the sale of securities pursuant to the 2026 Sales Agreement.

The Company did not issue any shares under either the 2023 Sales Agreement or the 2026 Sales Agreement during the three and nine months ended September 30, 2026.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash and cash equivalents	$75,472	$76,503
Restricted cash	1,846	1,846
Total cash, cash equivalents, and restricted cash	$77,318	$78,349

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

The Company recognizes revenue at a point in time when control of the promised good or service has been transferred to the customer. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$162,866	$3,260	$167,232	$14,808
Less:
Compensation and benefits	6,102	13,036	21,417	43,855
Lab expenses and outside research services	3,594	3,570	11,850	9,697
Clinical supply costs	2,524	2,329	6,931	9,276
Clinical trials	(629)	5,947	4,126	20,041
Support functions	6,217	7,368	18,640	23,355
License expense	15,500	—	15,500	—
Other segment expenses(a)	5,717	8,618	14,239	25,025
Total operating expenses	39,025	40,868	92,703	131,249
Income (loss) from operations	123,841	(37,608)	74,529	(116,441)
Other income, net	819	2,941	4,341	10,779
Income (loss) before income taxes	124,660	(34,667)	78,870	(105,662)
Income tax	60	—	190	—
Segment and consolidated income (loss)	$124,600	$(34,667)	$78,680	$(105,662)

(a) Other segment expenses include consultants & contractor expense, contra-R&D expense for GSK collaboration, depreciation expense, impairment loss, restructuring expense, and stock-based compensation expense.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220) (ASU 2024-03), requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements of ASU 2024-03 may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03 on its condensed consolidated financial statements and disclosures.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2026
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$23,074	$—	$—	$23,074
U.S. government treasury securities	Level 1	9,923	—	(61)	9,862
Certificates of deposit	Level 2	2,576	1	—	2,577
Commercial paper	Level 2	57,000	—	(20)	56,980
Corporate bonds	Level 2	45,940	—	(152)	45,788
Total cash equivalents and marketable securities		$138,513	$1	$(233)	$138,281

	December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	(In thousands)
Money market funds	Level 1	$36,834	$—	$—	$36,834
U.S. government treasury securities	Level 1	13,915	13	—	13,928
Certificates of deposit	Level 2	9,468	7	—	9,475
Commercial paper	Level 2	92,887	9	(7)	92,889
Corporate bonds	Level 2	102,135	151	(7)	102,279
Total cash equivalents and marketable securities		$255,239	$180	$(14)	$255,405

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models for which all significant inputs are observable. The Company classifies marketable securities available to fund current operations as current assets. As of September 30, 2026, the remaining contractual maturities of $125.3 million of investments were less than one year and $13.0 million of investments were after one year through two years. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

4. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into customary indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2026. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

5. Collaboration, License, and Option Agreements

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

In May 2023, the Company and GSK amended the GSK Agreement (GSK Amendment). Under the terms of the GSK Amendment, the Company was responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the Phase 2 clinical trial of nivisnebart in AD. As of September 30, 2026, the Company has funded the full $140.5 million funding and cost sharing obligation. The GSK Amendment was determined to be a contract modification to the GSK Agreement. The expected cost reimbursement to GSK was accounted for as a refund liability, which reduced the transaction price for the GSK Agreement.

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

The transaction price at inception included fixed consideration consisting of the upfront payments of $700 million. The transaction price as of September 30, 2026 was $564.0 million due to the estimated refund liabilities created from the contract modifications. The remaining estimated refund liabilities to collaboration partner as of September 30, 2026 and December 31, 2025 was zero and $11.4 million, respectively. All potential future milestones and other payments were considered constrained at the inception of the GSK Agreement and as of September 30, 2026, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur.

On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement (the Notice). Under the terms of the GSK Agreement, the termination will be effective 180 days from the Notice, or January 2, 2027. In the third quarter of 2026, the Company and GSK confirmed there were no remaining performance obligations with respect to any new clinical trials, including any new Phase 2 trials. Accordingly, under ASC606, the Company determined there was a modification of the GSK Agreement, resulting in a decrease of the scope of its performance obligations by removing the Company’s remaining clinical development obligations. Therefore, as of September 30, 2026, the

Company determined that in accordance with ASC 606, Revenue from Contracts with Customers, it had no remaining performance obligations under the GSK Agreement, and the remaining deferred revenue of $162.9 million was recognized as collaboration revenue during the three months ended September 30, 2026.

Collaboration revenue under the GSK Agreement during the three and nine months ended September 30, 2026 was $162.9 million and $167.2 million, respectively, the entire amount of which was included in deferred revenue at the beginning of the respective period. For the three and nine months ended September 30, 2025, collaboration revenue under the GSK Agreement was $3.3 million and $14.8 million, respectively. The deferred revenue related to the GSK Agreement was zero and $171.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company does not expect to derive further revenue from the GSK Agreement.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. For the three months ended September 30, 2026, the Company recognized an increase of $1.3 million of research and development expense, and for the nine months ended September 30, 2026, the Company recognized a reduction of research and development expense of $0.2 million, under the GSK Agreement. For the three and nine months ended September 30, 2025 the Company recognized a reduction of research and development expense of $1.3 million and $11.6 million, respectively, under the GSK Agreement.

License Agreement with Genentech

On September 30, 2026, the Company entered into a License Agreement (Genentech License Agreement) with Genentech, Inc. (Genentech), pursuant to which the Company granted Genentech exclusive worldwide rights to develop and commercialize the Company's AL050 program, a brain-penetrant engineered glucocerebrosidase (GCase) enzyme replacement therapy (GCase Candidates). Genentech will be responsible for the development, regulatory, manufacturing, and commercialization activities for the GCase Candidates, and the Company assigned to Genentech certain of its existing patents specific to the GCase Candidates. The Company retains ownership of its Alector Brain Carrier (ABC) platform and the right to apply the platform outside of GCase.

Under the Genentech License Agreement, the Company received a $100.0 million upfront payment subsequent to September 30, 2026, and is eligible to receive up to an additional $1.17 billion in development, regulatory, and commercial milestone payments, as well as tiered royalties on net sales of the GCase Candidates at rates ranging from single-digit to double-digit percentages. For a specified period, the Company is subject to certain restrictions on the exploitation of compounds and products that contain or target GCase. Either party may terminate the Genentech License Agreement for the other party’s insolvency or uncured material breach, and Genentech may terminate the Genentech License Agreement for convenience upon prior written notice. Upon certain termination events, certain patents and other assets related to the AL050 program will revert to the Company.

The Company evaluated the Genentech License Agreement under ASC 606, Revenue from Contracts with Customers, and concluded that Genentech is a customer and that the arrangement is within the scope of ASC 606 in its entirety. The Company identified a single combined performance obligation comprising an exclusive license to develop and commercialize the GCase Candidates and related know-how.

The Company determined that the transaction price at inception included fixed consideration consisting of the non-refundable upfront payment of $100.0 million. All potential future development, regulatory, and commercial milestone payments represent variable consideration and were constrained at the inception of the Genentech License Agreement, as the Company concluded it was not probable that a significant reversal in the amount of revenue recognized would not occur. The Company will reassess this constraint at each reporting period. Sales-based royalties and sales-based milestone payments will be recognized in the period in which the related sales occur or the applicable sales threshold is achieved, as such payments relate to the license.

Revenue will be recognized at a point in time upon the transfer of the license and related know-how. No revenue had been recognized under the Genentech License Agreement during the three and nine months ended September 30, 2026.

Option and License Agreement with Spur Therapeutics

On August 14, 2026, the Company entered into an Option and License Agreement (Spur Agreement) with Spur Therapeutics Limited (Spur) and paid Spur a one-time option fee of $0.5 million. On September 30, 2026, the Company exercised its option and obtained a worldwide, non-exclusive, sublicensable, royalty-bearing license under certain Spur patents related to its engineered GCase (Spur Patents). As a result of the option exercise and the Company's receipt of the upfront payment under the Genentech License Agreement, the Company paid Spur $15.0 million on November 2, 2026. The Company is also obligated to pay Spur a percentage in the teens of milestone and other non-royalty income it receives from sublicensees of the Spur Patents, including under the Genentech License Agreement, as well as a percentage of royalties it receives from such sublicensees. Either party may terminate the Spur Agreement for the other party’s insolvency or uncured material breach, Spur may terminate the Spur Agreement upon certain challenges to the Spur Patents, and the Company may terminate the Spur Agreement for convenience upon prior written notice.

During the three and nine months ended September 30, 2026, the Company recognized $15.5 million as research and development expense, consisting of the $0.5 million option fee and the $15.0 million license fee payable to Spur upon exercise of the option, as described above. Consistent with the Company’s research and development expense policy, these amounts were expensed as incurred, as the Spur Patents relate to pre-commercial technology with no alternative future use. As of September 30, 2026, the $15.0 million license fee was recorded within license fee payable, as a current liability on the condensed consolidated balance sheet; this amount was subsequently paid on November 2, 2026.

6. Stock-based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$456	$2,590	$2,399	$9,090
General and administrative	1,540	3,812	5,115	12,725
Total stock-based compensation	$1,996	$6,402	$7,514	$21,815

7. Income Taxes

For the three and nine months ended September 30, 2026, the Company's effective tax rate was less than 0.1% and 0.2%, respectively. For the three and nine months ended September 30, 2025, the Company's effective tax rate was zero. The difference between the effective tax rate for the three and nine months ended September 30, 2026 and 2025, and the U.S. federal statutory rate of 21% was primarily due to the Company recording a full valuation allowance to its net deferred tax asset.

8. Debt

On July 8, 2026, the Company repaid in full and terminated the Loan and Security Agreement, dated as of November 14, 2024, as amended (the Loan Agreement), by and among the Company, Alector LLC, a Delaware limited liability company, as co-borrower (together with the Company, the Borrowers), the several banks and other financial institutions or entities from time to time parties thereto, as lenders (collectively, referred to as the Lenders), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (Hercules). The Company repaid a total of $10.4 million, consisting of $10.0 million aggregate principal amount of outstanding loans plus accrued interest and end of term and prepayment charges thereon.

As such, the Company extinguished its outstanding debt prior to maturity. The net carrying value of the debt at the time of extinguishment was $9.8 million, which is the face value of the outstanding balance of the loans of $10.0 million, less unamortized discount, issuance costs and unaccreted value of the end-of-term fee totaling $0.2 million. The Company recognized a loss on extinguishment of debt of $0.6 million during the three and nine months ended

September 30, 2026. The loss is included in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

9. Net Income (Loss) Per Share

The following tables set forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$124,600	$(34,667)	$78,680	$(105,662)
Denominator:
Weighted-average number of shares outstanding basic	111,861,933	102,597,601	111,230,090	100,800,863
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted stock units	615,415	—	738,385	—
Weighted-average number of shares outstanding diluted	112,477,348	102,597,601	111,968,475	100,800,863
Net income (loss) per share, basic	$1.11	$(0.34)	$0.71	$(1.05)
Net income (loss) per share, diluted	$1.11	$(0.34)	$0.70	$(1.05)

Potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units subject to future vesting	965,899	4,788,750	1,460,461	4,788,750
Options to purchase common stock	9,579,373	9,339,551	10,021,147	9,339,551
Shares committed under 2019 ESPP	37,242	99,033	16,415	99,033
Total	10,582,514	14,227,334	11,498,023	14,227,334

10. Restructuring

On March 7, 2025, the Company committed to a plan to reduce its workforce by approximately 13% as part of its cost reduction initiatives in order to align resources with the Company’s strategic priorities, including advancing its preclinical and research pipeline. The Company initiated a reduction in force impacting approximately 25 employees across the organization. For the three months ended September 30, 2025, the Company recognized a reduction of approximately $0.1 million to previously recognized restructuring charges, and for the nine months ended September 30, 2025, the Company incurred restructuring costs of approximately $2.2 million, that were included in operating expenses. Cash payments related to these expenses were paid out in 2025.

On October 21, 2025, the Company committed to a plan to reduce its workforce, which impacted approximately 47% of its workforce, in order to align resources with the Company’s strategic priorities, following the results of the Phase 3 INFRONT-3 clinical trial evaluating the safety and efficacy of latozinemab in individuals with frontotemporal dementia due to a progranulin gene mutation (FTD-GRN). Total incremental restructuring charges associated with the reduction in force were approximately $7.0 million, consisting primarily of severance and related termination benefits. Cash payments related to these expenses were paid out and the reduction in force was completed during the first half of 2026. There was no expense recorded related to the restructuring costs for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company recorded a reduction of less than $0.4 million to previously recognized restructuring costs, primarily due to lower-than-expected related termination benefits and this was included in operating expenses.

11. Subsequent Events

Option Repricing

On October 13, 2026 (the Effective Date), the Company's Board of Directors approved an option repricing (the Option Repricing). The Option Repricing generally applied to stock options to purchase shares of the common stock of the Company that: (i) were granted to current employees under the Company’s 2019 Equity Incentive Plan, as amended (the 2019 Plan), or the Company’s 2017 Stock Option and Grant Plan (together with the 2019 Plan, the Plans) and applicable award agreements thereunder; (ii) as of the Effective Date, were held by continuing employees; and (iii) had an exercise price per share greater than $1.87 (the Eligible Options). The repriced options include Eligible Options held by current employees, including executive officers. The new exercise price for repriced options is $1.87 per share, the closing price of the Company’s common stock on the Effective Date. The Option Repricing includes a retention period provision (the Retention Period) which is the period that begins on the Effective Date of the repricing and ends on the earliest of the following: (i) one year following the Effective Date; (ii) a Change in Control (as defined in the applicable Plan); and (iii) the option holder’s death or Disability (as defined in the applicable Plan). The total number of shares underlying all repriced options was approximately 4.1 million shares. The repriced options previously had exercise prices ranging from $6.48 to $33.11 per share. The repricing resulted in approximately $2.7 million of incremental stock-based compensation expense, to be recognized over the Retention Period.

Registered Direct Offering

On October 15, 2026, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC and BTIG, LLC (collectively, the Underwriters), relating to the issuance and sale (the 2026 Offering) of 36.6 million shares of the Company’s common stock at a price per share of $2.05 paid by the Underwriters. Aggregate gross proceeds from the 2026 Offering were approximately $75.0 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The 2026 Offering closed on October 19, 2026.

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

Overview

We are a biotechnology company focused on discovering and developing therapies for neurodegenerative diseases with high unmet medical need, including Alzheimer’s disease and Parkinson’s disease. Our pipeline is built around the Alector Brain Carrier (ABC) platform, a proprietary blood-brain barrier (BBB) technology that enables diverse therapeutic modalities, including antibodies, enzymes, proteins and siRNA, to reach genetically validated targets in the central nervous system. On September 30, 2026, we licensed our AL050 program, our ABC-enabled glucocerebrosidase (GCase) enzyme replacement therapy, to Genentech, Inc. (Genentech). Our other programs are wholly owned.

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

AL137 Program

Our AL137 program combines our proprietary anti-amyloid beta (Aβ) antibody with our proprietary ABC platform, for the treatment of Alzheimer’s disease (AD). It is designed to efficiently remove brain Aβ plaques, with the goal of minimizing treatment-related adverse effects and enabling convenient subcutaneous administration.

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

Following comparative evaluation of AL137 and AL037, we selected AL137 as the lead development candidate and subcutaneous (SC) administration as the intended clinical route, with AL037 designated as the backup development candidate. AL137 completed IND-enabling studies, in which it was well tolerated in nonhuman primates (NHPs) with repeated SC administration. We submitted a registration to a Human Research Ethics Committee (HREC) in Australia in October 2026 and are targeting first-in-human SC dosing in Australia by April 2027. We are also targeting submission of a U.S. Investigational New Drug (IND) application in the second quarter of 2027 to enable Phase 1b studies in AD patients.

ABC-Enabled siRNA Platform

We continue to advance our ABC-enabled siRNA platform. The platform is designed for peripheral dosing, offering the potential for more convenient and scalable administration compared with traditional intrathecal delivery, as well as the potential for homogeneous drug distribution throughout the brain. Our siRNA programs, which span multiple disease mechanisms, include AL164, our tau siRNA program for AD and other tauopathies; AL062, our alpha-synuclein siRNA program for Parkinson's disease (PD) and Lewy body dementia (LBD); and ADP065-ABC, an earlier-stage NLRP3 siRNA program for multiple neurodegenerative conditions. Together, these programs reflect the broad applicability of the ABC platform across disease mechanisms. We continue to evolve our research and development plans and timing for each of our ABC-enabled siRNA programs.

AL064/AL164 Program

Our lead siRNA program, AL164, is a tau siRNA program for AD and other tauopathies. AL164 aims to reduce all forms of toxic tau by degrading tau mRNA and reducing tau protein expression and aims to slow cognitive decline in AD and other tauopathies. AL064 demonstrated robust and homogeneous tau mRNA knockdown and durable reduction of phospho-Tau 217 in multiple NHP brain regions tested. AL164, which incorporates a well-validated chemical modification intended to further optimize AL064’s siRNA stability, is targeted for first-in-human studies in the second quarter of 2028.

AL062 Program

AL062 is an ABC-enabled α-synuclein siRNA program for PD and LBD that aims to silence the production of intracellular α-synuclein, the primary component of Lewy bodies and a likely driver of Parkinson's disease and Lewy Body Dementia pathology. Following SC dosing in NHPs, AL062 reduced SNCA expression by up to 94% across multiple brain regions and was well tolerated, with no AL062-related adverse findings. We are targeting first-in-human studies in the second quarter of 2028.

AL050 Program and Genentech License Agreement

AL050 is designed to address GCase deficiency, a driver of neurodegeneration in PD that is most pronounced in, but not limited to, carriers of GBA1 mutations. There is currently no approved therapy that addresses the underlying enzyme deficiency. AL050 combines an Alector-engineered GCase, optimized for greater enzymatic activity and a longer half-life, with ABC, which is designed to transport therapeutics across the blood-brain barrier (BBB). Delivered into the brain, the enzyme is intended to break down glucosylsphingosine and glucosylceramide, lipids that accumulate in neurons and other brain cells upon GCase deficiency and contribute to neurodegeneration, with the aim of reducing cellular dysfunction and slowing disease progression.

On September 30, 2026, we entered into a License Agreement (Genentech License Agreement) with Genentech, Inc. (Genentech), under which we granted Genentech exclusive worldwide rights to develop and commercialize our AL050 program. Genentech will be responsible for the further development, regulatory, manufacturing, and commercialization activities for the AL050 program. Under the Genentech License Agreement, we received a $100.0 million upfront payment subsequent to September 30, 2026, and are eligible to receive up to an additional $1.17 billion in development, regulatory, and commercial milestone payments, as well as tiered royalties on a specified percentage of net sales at rates ranging from single-digit to double-digit percentages. We assigned ownership of certain of our existing patents specific to the AL050 program to Genentech, and we retain ownership of our ABC platform and the right to apply it across our wholly owned pipeline outside of GCases. For further information, see Note 5, "Collaboration, License, and Option Agreements.

In addition, on September 30, 2026, we exercised our option under our Option and License Agreement, dated August 14, 2026 (Spur Agreement), with Spur Therapeutics Limited (Spur) to obtain a non-exclusive license under certain Spur patents related to its engineered GCase (Spur Patents). As a result, we paid Spur $15.0 million on November 2, 2026, and are obligated to pay Spur a percentage in the teens of any milestone and other non-royalty payments, and a percentage of any royalties, that we receive from sublicensees of the Spur Patents, including Genentech.

Our operations have been financed primarily through our collaboration with GSK, for which GSK provided written notice of termination on July 6, 2026, following discontinuation of the global Phase 2 PROGRESS-AD trial of nivisnebart (AL101/GSK4527226) in April 2026; our previous collaboration with AbbVie, entered into in October 2017 and terminated in February 2025; the issuance and sale of convertible preferred stock and of common stock upon the completion of our initial public offering (IPO); follow-on equity financings, and the Genentech License Agreement.

To date, we have not had any products approved for sale and have not generated any product or royalty revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates, advance our research and preclinical programs, and fund operations for the foreseeable future. We have incurred net losses in each year since inception, and we expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net income was $124.6 million and $78.7 million for the three and nine months ended September 30, 2026, respectively. Our net losses were $34.7 million and $105.7 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $893.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $138.7 million. Together with the $100.0 million upfront payment we received subsequent to September 30, 2026, under the Genentech License Agreement, net of the $15.0 million payment made to Spur under the Spur Agreement on November 2, 2026, and the net proceeds from the October 2026 underwritten offering, we anticipate that our existing cash, cash equivalents, and marketable securities will enable us to fund our operations into the second half of 2029.

Components of Results of Operations

Revenue

We have not generated any product or royalty revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to the AbbVie Agreement and GSK Agreement for the license and co-development of product candidates with those parties. We recognized revenue from the upfront payments and the milestone payment received from AbbVie over time as services were provided. We recognized revenue from the upfront payments from GSK at a point in time for a development license and over time for research and development services. Revenues for research and development services were recognized as the program costs were incurred by measuring actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation.

The Company and GSK discontinued developing latozinemab and nivisnebart in FTD-GRN and AD, respectively, following the INFRONT-3 Phase 3 clinical trial readout in October 2025 and the PROGRESS-AD Phase 2 clinical trial interim analysis in April 2026 for those product candidates. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement (Notice). Under the terms of the GSK Agreement, the termination will be effective 180 days from the Notice, or January 2, 2027.

Under the terms of the GSK Agreement, the Company received $700 million in upfront payments, of which $500 million was received in August 2021 and $200 million was received in January 2022. The Company had been eligible for but did not achieve up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments; an equal share of profits and losses in the United States; and tiered royalties outside the United States. The Company and GSK jointly conducted certain development activities under the Agreement and shared development costs 60% by GSK and 40% by the Company, except that, subject to the GSK Amendment, the Company solely bore the development costs of initial Phase 2 clinical trials. Under the terms of the GSK Amendment, the Company was responsible for funding and sharing in GSK’s and the Company’s development costs up to $140.5 million for the conduct of the Phase 2 clinical trial of nivisnebart in AD. As of September 30, 2026, the Company has funded the full $140.5 million amount of its funding and cost sharing obligation.

As of September 30, 2026, the Company determined that in accordance with ASC 606, it had no remaining performance obligations under the GSK Agreement, and the remaining deferred revenue of $162.9 million was recognized as collaboration revenue during the three months ended September 30, 2026. We do not expect to derive further revenue from the GSK Agreement.

Under the Genentech License Agreement, the Company received a $100.0 million upfront payment subsequent to September 30, 2026, and are eligible to receive up to an additional $1.17 billion in development, regulatory, and commercial milestone payments, as well as tiered royalties on net sales of products from the AL050 program at rates ranging from single-digit to double-digit percentages. The achievement of any milestones and the generation of any sales on which royalties may be payable depend on Genentech's successful development and commercialization efforts, which are outside of our control, and may never occur. As a result, we may not receive any milestone payments or royalties under the Genentech License Agreement, and any revenue we recognize under the Genentech License Agreement may vary significantly from period to period.

We expect that our revenue for the next several years will be derived primarily from the Genentech License Agreement.

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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses relating to latozinemab and nivisnebart, to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for latozinemab and nivisnebart. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and to the advancement of those programs into clinical trials.

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

Income Tax Expense

Income tax expense consists of federal and state income tax provisions.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Dollar
	2026	2025	Change
	(In thousands)
Collaboration revenue	$162,866	$3,260	$159,606
Operating expenses:
Research and development	30,034	29,350	684
General and administrative	8,991	11,518	(2,527)
Total operating expenses	39,025	40,868	(1,843)
Income (loss) from operations	123,841	(37,608)	161,449
Other income, net	819	2,941	(2,122)
Income (loss) before income taxes	124,660	(34,667)	159,327
Income tax expense	60	—	60
Net income (loss)	$124,600	$(34,667)	$159,267

Revenue

Collaboration revenue was $162.9 million for the three months ended September 30, 2026, compared to $3.3 million for the three months ended September 30, 2025. The $159.6 million increase primarily attributable to the recognition of the remaining deferred revenue under the GSK Agreement following receipt of the termination notice and the extinguishment of the Company’s remaining performance obligations.

Research and Development Expenses

Research and development expenses were $30.0 million for the three months ended September 30, 2026, compared to $29.3 million for the three months ended September 30, 2025. The increase of $0.7 million was primarily due to the option and license fees paid under the Spur Agreement, partially offset by decreases in latozinemab and nivisnebart program costs due to the wind-down of both programs and lower personnel-related costs resulting from the reductions in force.

	Three Months Ended September 30,		Dollar
	2026	2025	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$842	$3,662	$(2,820)
Nivisnebart	153	2,286	(2,133)
AL037/AL137	3,504	—	3,504
AL002	—	644	(644)
Other programs	18,474	5,921	12,553
Indirect research and development expenses
Personnel related (including stock-based compensation)	4,252	11,224	(6,972)
Facilities and other unallocated research and development expenses	2,809	5,613	(2,804)
Total research and development expenses	$30,034	$29,350	$684

General and Administrative Expenses

General and administrative expenses were $9.0 million for the three months ended September 30, 2026 and $11.5 million for the three months ended September 30, 2025. The decrease of $2.5 million was mainly driven by a decrease in personnel-related costs as a result of the reductions in force.

Other Income, Net

Other income, net was $0.8 million for the three months ended September 30, 2026, compared to $2.9 million for the three months ended September 30, 2025. The decrease of $2.1 million was mainly due to lower interest income from a reduction in marketable securities used to fund our operations and a loss on extinguishment of debt related to the repayment of our term loan with Hercules Capital, Inc.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended September 30, 2026, compared to zero income tax expense for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Dollar
	2026	2025	Change
	(In thousands)
Collaboration revenue	$167,232	$14,808	$152,424
Operating expenses:
Research and development	67,351	90,602	(23,251)
General and administrative	25,352	40,647	(15,295)
Total operating expenses	92,703	131,249	(38,546)
Income (loss) from operations	74,529	(116,441)	190,970
Other income, net	4,341	10,779	(6,438)
Income (loss) before income taxes	78,870	(105,662)	184,532
Income tax expense	190	—	190
Net income (loss)	$78,680	$(105,662)	$184,342

Revenue

Collaboration revenue was $167.2 million for the nine months ended September 30, 2026, compared to $14.8 million for the nine months ended September 30, 2025. The $152.4 million increase was primarily attributable to the recognition of the remaining deferred revenue under the GSK Agreement following receipt of the termination notice and the extinguishment of the Company’s remaining performance obligations.

Research and Development Expenses

Research and development expenses were $67.4 million for the nine months ended September 30, 2026, compared to $90.6 million for the nine months ended September 30, 2025. The decrease of $23.2 million was mainly due to a decrease in personnel-related costs as a result of the reductions in force.

	Nine Months Ended September 30,		Dollar
	2026	2025	Change
	(In thousands)
Direct research and development expenses
Latozinemab	$3,299	$6,761	$(3,462)
Nivisnebart	1,687	4,241	(2,554)
AL037/AL137	11,460	—	11,460
AL002	—	6,078	(6,078)
Other programs	24,053	15,775	8,278
Indirect research and development expenses
Personnel related (including stock-based compensation)	15,811	39,944	(24,133)
Facilities and other unallocated research and development expenses	11,041	17,803	(6,762)
Total research and development expenses	$67,351	$90,602	$(23,251)

General and Administrative Expenses

General and administrative expenses were $25.4 million for the nine months ended September 30, 2026 and $40.6 million for the nine months ended September 30, 2025. The decrease of $15.2 million was mainly driven by a decrease in personnel-related costs as a result of the reductions in force.

Other Income, Net

Other income, net was $4.3 million for the nine months ended September 30, 2026, compared to $10.8 million for the nine months ended September 30, 2025. The decrease of $6.5 million was mainly due to lower interest income from a reduction in marketable securities used to fund our operations and a loss on extinguishment of debt related to the repayment of our term loan with Hercules Capital, Inc.

Income Tax Expense

Income tax expense was $0.2 million for the nine months ended September 30, 2026, compared to zero income tax expense for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Since our inception through September 30, 2026, our operations have been financed primarily by our collaborations with GSK, and previously, AbbVie, the issuance and sale of convertible preferred stock and of common stock upon the completion of our IPO, follow-on equity, and debt financings.

As of September 30, 2026, we had $138.7 million of cash, cash equivalents, and marketable securities. As of September 30, 2026, we had an accumulated deficit of $893.4 million.

Subsequent to September 30, 2026, we received a $100.0 million upfront payment under the Genentech License Agreement and on November 2, 2026, we paid Spur $15.0 million.

In October 2026, the Company completed an underwritten offering of 36.6 million shares of common stock for gross proceeds of approximately $75.0 million before deducting underwriting discounts and commissions and other offering expenses.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs, and to a lesser extent, general and administrative expenditures. We expect our expenses relating to nivisnebart and latozinemab to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for nivisnebart and latozinemab. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and the advancement of those programs into clinical trials. In addition, we expect to incur costs associated with operating as a public company.

Under the Spur Agreement, we are obligated to pay Spur a percentage in the teens of milestone and other non-royalty payments, and a percentage of royalties, that we receive from sublicensees of the Spur Patents, including Genentech. These obligations will reduce the net amounts we retain from the Genentech License Agreement.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, together with the upfront payment received subsequent to September 30, 2026, under the Genentech License Agreement, net of the payment made under the Spur Agreement, and the net proceeds from the October 2026 underwritten offering, will enable us to fund our operations and capital expenditure requirements into the second half of 2029. We reduced our workforce to better align our resources with our current strategic priorities and maintain our expectations with respect to our ability to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We may also choose to seek additional financing opportunistically. We may seek to raise capital through public equity or debt financings, license agreements, collaboration agreements or other arrangements with other companies, asset sales, or through other sources of financing. We have an omnibus shelf registration statement on Form S-3 with the SEC, which became effective on April 30, 2026, which permits us to issue up to $400 million in common stock, other equity securities and/or debt securities.

On November 7, 2023, we entered into an at-the-market sales agreement with TD Cowen, pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen (the 2023 Sales Agreement). Prior to its termination, we had issued an aggregate of 7,110,162 shares and received approximately $20.0 million in net proceeds under the 2023 Sales Agreement, all of which were issued during 2025.

On May 7, 2026, we entered into an at-the-market sales agreement with TD Cowen, pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen (the 2026 Sales Agreement). In connection with entering into the 2026 Sales Agreement, we and TD Cowen terminated the 2023 Sales Agreement. As of September 30, 2026, we had not issued any shares or received any proceeds from the sale of securities under the 2026 Sales Agreement.

On January 17, 2024, we entered into an underwriting agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we offered and sold 10,869,566 shares of the Company’s common stock at a price per share of $6.57 paid by Cantor. Additionally, on November 14, 2024, we entered into a loan agreement with our subsidiary, Alector LLC, as a co-borrower, the Lenders, and Hercules Capital, Inc. (Hercules), in its capacity as administrative agent and collateral agent for itself and the Lenders (the Loan Agreement), pursuant to which we could access up to two tranches of Term Loans in an aggregate principal amount of up to $50,000,000, subject to the satisfaction of certain conditions. We borrowed $10,000,000 principal amount of the first tranche of Term Loans on the closing date of the Loan Agreement. On July 8, 2026, we entered into a payoff letter with Hercules and paid the final payoff amount. All obligations under the Loan Agreement were paid in full, all liens and security interests granted to secure such obligations were terminated, and the Loan Agreement and related loan documents were terminated.

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
•
the timing and amount of milestone and other payments we may receive under any collaboration, licensing, or other arrangements;
•
the amount and timing of payments we are required to make to Spur under the Spur Agreement;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(108,184)	$(142,340)
Net cash provided by investing activities	128,159	170,999
Net cash (used in) provided by financing activities	(10,305)	14,823

Operating Activities

For the nine months ended September 30, 2026, cash used in operating activities was $108.2 million. We had net income during the period of $78.7 million. We also had an increase in license fee payable of $15.0 million related to the Spur Option and License Agreement and a decrease in prepaid expenses and other current assets of $3.8 million. In addition, we had a decrease in deferred revenue of $167.2 million as revenue was recognized related to the GSK Termination Agreement, a decrease in collaboration payable of $16.0 million, a decrease in refund liability to collaboration partner of $15.4 million, a decrease in accrued liabilities and accrued clinical supply costs of $14.3 million, and a decrease in lease liabilities of $5.5 million. This was offset by a non-cash charge of $7.5 million for stock-based compensation.

For the nine months ended September 30, 2025, cash used in operating activities was $142.3 million. This was mainly due to the net loss of $105.7 million. We also had a decrease in refund liability to collaboration partner of $38.1 million, a decrease in deferred revenue of $14.8 million, and a decrease in accrued liabilities and accrued clinical supply costs of $14.0 million. This was offset by a non-cash charge of $21.8 million for stock-based compensation.

Investing Activities

For the nine months ended September 30, 2026, cash provided by investing activities of $128.2 million was primarily related to the maturities of marketable securities of $213.4 million offset by purchases of marketable securities $85.4 million.

For the nine months ended September 30, 2025, cash provided by investing activities of $171.0 million was primarily related to the maturities of marketable securities of $358.9 million offset by purchases of marketable securities of $190.8 million.

Financing Activities

For the nine months ended September 30, 2026, cash used in financing activities of $10.3 million was primarily due to the repayment in full of the $10.0 million outstanding principal under the Loan Agreement, together with end of term and prepayment charges, partially offset by proceeds from the exercise of options to purchase common stock and the purchase of common stock under the employee stock purchase plan.

For the nine months ended September 30, 2025, cash provided by financing activities of $14.8 million was primarily from the proceeds from the sale of securities pursuant to the sales agreement with TD Cowen.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2026, management, with the participation of our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may not realize milestones, royalties, or other payments for any product candidate that we license to a third party, if such third party does not successfully research, develop, and commercialize such candidate.
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

We are a biotechnology company with preclinical stage programs, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease. We commenced operations in May 2013. To date, we have financed our operations primarily through equity and debt financings and upfront payments received in connection with the GSK Agreement and previously, our October 2017 collaboration agreement with AbbVie Biotechnology, Ltd. (AbbVie Agreement). In September 2026, we entered into a license agreement (Genentech License Agreement) with Genentech, Inc. (Genentech), under which we granted Genentech exclusive worldwide rights to develop and commercialize our AL050 program, and from which we expect to derive revenue, including from an upfront payment and any milestone payments and royalties we may receive. We currently have no active clinical trials. We have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk.

In April 2026, GSK discontinued the global Phase 2 PROGRESS-AD trial of nivisnebart (AL101/GSK4527226) in individuals with early AD after a pre-specified interim futility analysis conducted by an IDMC, concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion.

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

We have incurred net losses in almost every reporting period since our inception. We incurred net income of $124.6 million and $78.7 million for the three and nine months ended September 30, 2026, respectively. We incurred net losses of $34.7 million and $105.7 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $893.4 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates. We do not expect to generate revenue from product sales for several years, if at all. The revenue we have generated from our collaboration arrangements with GSK, and previously, AbbVie, has been, and from our collaboration arrangement with GSK, is expected to be, limited in amount. Other than the upfront payment, any revenue we may generate under the Genentech License Agreement will depend on Genentech's achievement of development, regulatory, and commercial milestones and on sales of products from the AL050 program, which may never occur.

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
•
receiving milestones, royalties, and other payments under any collaboration, licensing, or other arrangements;
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

To date, clinical development of five of our product candidates has been terminated. In April 2026, GSK discontinued the global Phase 2 PROGRESS-AD trial of nivisnebart (AL101/GSK4527226) in individuals with early Alzheimer’s disease (AD) after a pre-specified interim futility analysis conducted by an IDMC, concluded that the trial was unlikely to meet its primary endpoint of slowing disease progression at completion. In October 2025, we decided to stop the open label extension portion of INFRONT-3 and the continuation study of our product candidate latozinemab based on the results of the INFRONT-3 Phase 3 clinical trial evaluating the safety and efficacy of latozinemab in slowing disease progression in individuals with FTD-GRN. Latozinemab failed to meet the clinical co-primary endpoint in that trial. In November 2024, our AL002 program was terminated, based on the results of the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD, in which AL002 failed to meet the primary endpoint. In 2022, we and AbbVie concluded that further development of our product candidate AL003 was not warranted. Additionally, we decided to close the Phase 1 clinical trial for our AL044 product candidate based on initial pharmacokinetics and tolerability data.

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

Our operations have required substantial amounts of cash since inception. We expect our expenses relating to latozinemab and nivisnebart to decrease in the foreseeable future as a result of the discontinuation and wind-down of clinical trials for latozinemab and nivisnebart. However, we continue to invest in research and development activities related to programs in our research and preclinical pipeline and to the advancement of those programs into clinical trials. To date, we have financed our operations primarily through the sale of equity securities and upfront payments received in connection with our collaboration arrangements with GSK, and previously, AbbVie. Under the Genentech License Agreement, we expect to derive revenue, including from an upfront payment and any milestone payments and royalties we may receive. Developing our product candidates and conducting clinical trials for the treatment of neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease, will require substantial amounts of capital. Even if our clinical trials are successful, preparing for and applying for regulatory approval of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to seek regulatory approval, or regulatory approval may be significantly delayed, in any or all desired markets. Likewise, even if our product candidates are approved, commercialization of our product candidates will require a significant amount of capital, and if we do not have sufficient capital, we may be unable to commercialize our approved products, or commercialization of such products may be significantly delayed, in any or all desired markets.

As of the date of this report, we had cash, cash equivalents, and marketable securities, which, together with the upfront payment received subsequent to September 30, 2026, under the Genentech License Agreement, net of the payment made under the Spur Agreement, and the net proceeds from the October 2026 underwritten offering, we anticipate provides runway into the second half of 2029. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances, including periods of rising inflation, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to obtain approval in other indications, and we may expend significant resources in seeking such approvals. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular technologies, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, or collaborate with or license to third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, such events could have a material adverse effect on our business, financial condition, and results of operations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. Our reliance on genetics and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could impact product development costs and timelines depending on the specific diagnostic test and any applicable regulatory requirements that would need to be met to enable its use.

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
•
the product candidates that we develop may be covered by third parties’ patents or other intellectual property or exclusive rights that we may not be able to license on reasonable terms or at all;
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

We may not be successful in our efforts to further develop our current product candidates. For example, clinical trials of our product candidates may not demonstrate their safety or efficacy, e.g., the trials may not meet their primary endpoints or otherwise demonstrate evidence of clinical benefit, or interim analyses of our clinical trials may result in a decision to terminate such trials due to failure of our product candidates to meet certain criteria. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Our product candidates will require preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We cannot be certain that any of our product candidates will be successful in any future clinical trials. Our future clinical trials of our product candidates may not demonstrate their safety or efficacy, either in the first indication tested or in any other indication, or either as single agent therapies or in combination with other therapeutics. For example, we were developing our product candidate latozinemab with GSK to treat patients with FTD-GRN. Latozinemab was an investigational human monoclonal antibody (mAb) designed to block and internalize the sortilin receptor (SORT1) to elevate PGRN levels in the brain. In October 2025, latozinemab failed to meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 trial, and we decided to stop the open label extension portion of that study and the continuation study of latozinemab. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement.

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

We may not be successful in our efforts to continue to develop and apply our ABC platform, to create a pipeline of product candidates from our research and drug discovery platform, or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates from our research and drug discovery platform, our commercial opportunity may be limited.

One of our strategies is to identify and pursue clinical development of additional product candidates. Identifying, developing, obtaining regulatory approval for, and commercializing additional product candidates will require substantial additional funding and are prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop, or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

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

We seek to develop product candidates incorporating our ABC technology in our preclinical and research pipeline for a range of neurodegenerative diseases. For example, we are currently pursuing AL137, our brain-penetrant anti-amyloid beta antibody program in AD; AL164, our brain-penetrant tau siRNA, in AD; and AL062, our brain-penetrant alpha-synuclein siRNA, in PD and LBD. We exclusively licensed AL050, our brain-penetrant GCase enzyme replacement therapy, to Genentech in September 2026, and Genentech is responsible for further development of that program in Parkinson’s disease. AL137, AL164, and AL062 are all enabled by ABC, which uses a TfR-based transport mechanism.

Those product candidates have complex structures and multiple functional elements, relative to standard antibody candidates that have previously been our main focus. Therefore, those product candidates may pose additional challenges, including with respect to their manufacture and their ability to function as intended. We may encounter difficulties achieving product candidates with desired properties relating to, e.g., pharmacokinetics, tolerability, dosing regimen, formulation, including for subcutaneous delivery, and other properties sufficient to support advancement into and through clinical development. If we are unable to advance those programs or other preclinical or research candidates, or if we encounter significant delays in our anticipated timeline for progressing those candidates, our future pipeline opportunities may be reduced.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, a clinical trial application (CTA), or a Clinical Trial Notification (CTN (Australia)) will result in the FDA, EMA, or HREC (Human Research Ethics Committee), as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and any of our current or future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. An advanced clinical trial may still fail due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. For example, in April 2026, we and GSK decided to discontinue the PROGRESS-AD Phase 2 clinical trial of nivisnebart in early AD following a pre-specified interim futility analysis. An independent data monitoring committee concluded that the trial was unlikely to meet its primary endpoint at trial completion. In October 2025, because latozinemab did not meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial, we decided to stop the open label portion of that trial and the continuation study for latozinemab. In November 2024, we decided to stop the long term extension study of our product candidate AL002 after results from the INVOKE-2 Phase 2 clinical trial showed that AL002 failed to meet the primary endpoint.

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

There are competing pharmaceutical and biotechnology companies, such as Denali Therapeutics, Inc. (Denali), F. Hoffman La Roche Ltd. (Roche), Aliada Therapeutics, Inc. (acquired by AbbVie), Eli Lilly, BioArctic Neuroscience AB, JCR Pharmaceuticals Co., Ltd., Korsana Biosciences, Inc. (Korsana), Arrowhead Pharmaceuticals, Inc. (Arrowhead), and Ossianix, Inc., who have developed and continue to develop technologies for the transport of products across the blood-brain barrier using transferrin receptor (TfR)-based transfer mechanisms. Other companies may successfully develop technologies for blood-brain barrier transport that are based on mechanisms other than TfR and that effectively compete with TfR-based mechanisms. Our ABC platform, which uses a TfR-based transfer mechanism, faces competition from such third-party technologies.

Additionally, those competing blood-brain barrier transport technologies are being applied to antibodies and product candidates that act on the same disease targets as we are pursuing. For example, Denali, Korsana, and Roche are advancing antibody candidates, each of which targets A-beta and incorporates blood-brain barrier transport mechanisms that act through TfR, and Arrowhead is advancing a tau-siRNA candidate with a TfR binding antibody fragment. Other companies, including Bial Holdings, S.A. (Bial), Vanqua Bio, Inc. (Vanqua Bio), Gain Therapeutics, Inc. (Gain Therapeutics), Prevail Therapeutics Inc., Voyager Therapeutics, Inc., Denali, and Roche have clinical or pre-clinical programs targeting GCase through allosteric activation, gene therapy, or enzyme replacement, with the latter approach incorporating TfR-based blood-brain barrier transfer mechanisms. Those and other competitors are pursuing product candidates that act on some of the same targets or through comparable mechanisms of action as we are pursuing.

Several companies are employing nucleic acid-based strategies, such as anti-sense oligonucleotides and siRNA, directed to neurodegenerative disease targets in conjunction with TfR-based blood-brain barrier technologies. Certain of those companies, including Eli Lilly, Arrowhead, Novartis AG, Denali, Roche and Manifold Biotechnologies, Inc., are applying this approach to some of the same targets that we are pursuing, including tau and alpha-synuclein.

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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in large quantities. Our CDMOs may be unable to successfully produce or increase the manufacturing scale or capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities or in connection with production of commercial supply. If any of the foregoing occurs, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and/or regulatory approval or commercial launch of any resulting product may be delayed or not obtained in any or all jurisdictions in which such approval or launch is intended, which could significantly harm our business. The same risks would apply to our own manufacturing facilities, should we in the future decide to build our own manufacturing capacity, which would carry significant risks in terms of being able to plan, design, and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner. Likewise, the same risks would apply to a licensee or collaboration partner manufacturing our product candidates or commercial products, if approved, using their CDMOs or their own facilities, and that partner may be unable to maintain a commercially viable cost structure.

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA, and other foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA, and other foreign regulatory authority requirements, including complying with current good manufacturing practices (cGMPs) on an ongoing basis. Further, the manufacturers that we or our partners work with will be subject to any future legislation by Congress or other government action that may curtail the ability of foreign CDMOs to provide services to U.S. biotechnology companies. In addition, tariffs may be imposed on products that are manufactured by foreign CDMOs and imported into the U.S. to incentivize manufacturing activity in the U.S. versus abroad. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in commercial activities with our partners for, some of our product candidates if and when they are approved.

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

Any products that we, a collaboration partner, or licensee commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted or potential future legislation or other government action may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continued governmental control even after initial approval is granted. As a result, a product candidate might obtain marketing approval in a particular country, but then be subject to price regulations that delay or render commercially inviable commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue otherwise expected from the sale of the product in that country, either by us or by a collaboration partner or licensee. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

Further, the current administration has issued an executive order focused on decreasing prescription drug prices, which directs the Secretary of Health and Human Services (HHS) to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price. The order further directs the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS sets most-favored-nation pricing targets for prescription drugs or increases generic and biosimilar drug entry sooner than expected, then those actions could have a material adverse effect on our ability to set adequate pricing, recoup our investment in R&D, and commercialize our product candidates, if approved. As discussed in the Risk Factor entitled “Healthcare legislative and executive measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations,” U.S. government’s implementation of the most-favored-nation prescription drug pricing policies, such as the GENEROUS Medicaid Model and the GLOBE Model, can materially impact cross-border collaborations and licensing arrangements, including reduced financial returns on products, increased regulatory obligations under U.S. MFN policies, and increased antitrust risks. We cannot predict the full impact of this executive order, its implementation, or other measures that may be implemented by the current administration related to drug pricing.

Our product candidates for which we intend to seek approval may face biosimilar competition sooner than anticipated.

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biological products and we intend to seek approval for these product candidates pursuant to the BLA pathway. BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products entitled to the 12-year period of exclusivity, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is analogous to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar approval path and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

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

We plan to conduct future clinical trials outside the United States, including in Europe, Latin America, Australia, or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, as regulatory authorities in different jurisdictions may impose different requirements for approval, including requirements with respect to trial design or trial diversity. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Our reliance on genetic screening and use of biomarkers to align patient risk profiles with targeted intervention may eventually require us to develop and use companion diagnostics, which could likewise require generation of data that would be acceptable to FDA, EMA, or any applicable foreign regulatory authority.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other NDA or BLA application to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as if the same drug or biologic shows clinical superiority to the product with orphan exclusivity, if the FDA revokes the orphan drug designation, or if the FDA finds that the holder of the orphan exclusivity has not assured the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even if the FDA approves orphan drug status for one of our product candidates for treatment of FTD, the FDA can still approve other drugs that have a different active ingredient for use in treating FTD. Furthermore, orphan drug exclusivity does not prevent the FDA from approving another marketing application for the same drug product for a different indication before the expiration of the orphan exclusivity period. FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease was codified in the Consolidated Appropriations Act of 2026.

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

In particular, in 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act (ACA) was enacted, which, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by administrative or legislative action will impact our business, financial condition, and results of operations. Complying with any new legislation or other changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation (MFN) price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The OBBBA includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In January 2026, CMS launched the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model), which aims to ensure fair and reasonable drug prices for Medicaid through CMS-led negotiations with drug manufacturers. Under the GENEROUS Model, manufacturers will provide supplemental rebates to participating states for drugs included in the model to align Medicaid net prices with what certain other countries pay. The GENEROUS Model is voluntary for manufacturers and states. In October 2026, CMS published the Global Benchmark for Efficient Drug Pricing (GLOBE) Model Final Rule, which will implement a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologicals to pay rebates to CMS tied to international drug prices for those products. The Final Rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model.

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

In the past, the SEC and Department of Justice undertook significant FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks Related to Our Reliance on Third Parties

We expect to depend on partnerships with third parties, including collaborations and licenses, for the research, development, and commercialization of certain of the product candidates we may develop. If any such partnerships are not successful, we may not be able to realize the market potential of those product candidates.

We have contracted with, and in the future may contract with, third parties, including collaborators and licensees, for the research, development, and commercialization of certain product candidates we may develop, and those partnerships may not be successful. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement, following the discontinuation of the development of latozinemab and nivisnebart based on the results of the INFRONT-3 Phase 3 clinical trial and the PROGRESS-AD Phase 2 interim analysis for those product candidates, respectively. Adimab can terminate its agreement with us in the event of our uncured material breaches, and subject to certain notice requirements. In January 2025, AbbVie decided to terminate the AbbVie Agreement based on the results of the INVOKE-2 Phase 2 clinical trial. In September 2026, we entered into the Genentech License Agreement, under which Genentech is solely responsible for the development, regulatory, manufacturing, and commercialization activities for our AL050 program. Genentech may terminate the Genentech License Agreement in the event of our uncured material breach or for convenience upon prior written notice. In the event that any of our partnerships terminate, we may not be able to find a suitable alternative partner or partners, or we may need to obtain and expend additional and unanticipated capital to maintain our current development programs.

Our likely partners for any other partnering arrangements include large and mid-sized pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. Such arrangements with any third parties generally provide us with shared or limited control over the amount and timing of resources that our partners dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our partners’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our current or any future partnerships.

Partnerships involving our research or preclinical programs, or any product candidates we may develop, pose risks to us, including the following:

•
partners generally have significant discretion in determining the efforts and resources that they will apply to partnerships;
•
partners may decide to delay or not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs, for example, based on clinical trial results, changes in the partner’s strategic focus or available funding, the partner’s assessment regarding the commercial viability of the product candidate, external factors such as an acquisition that diverts resources or creates competing priorities, or the partner’s deciding to fund or commercialize a competing product;
•
partners may delay clinical trials, provide insufficient funding for a clinical trial program, provide insufficient quantities of materials for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•
partnerships may be terminated in their entirety or with respect to certain product candidates or technologies and, if so terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or technologies;
•
partners may not properly obtain, maintain, enforce, or defend intellectual property or proprietary rights relating to our product candidates or research programs or may use our proprietary information in such a way as to expose us to potential litigation or other intellectual property related proceedings, including proceedings challenging the scope, ownership, validity, and enforceability of our intellectual property;
•
partners may own or co-own intellectual property covering our product candidates or research and development programs, including intellectual property that arises from the partnership, and in such cases, we may not have the exclusive right to commercialize such intellectual property or such product candidates or research programs;
•
we may need the cooperation of our partners to enforce or defend any intellectual property we contribute to or that arises out of our partnerships, which may not be provided to us, or our partners may have the right to enforce or defend such intellectual property, which they may choose not to do;
•
partners may control certain interactions with regulatory authorities, which may impact our ability to obtain and maintain regulatory approval of our product candidates;
•
disputes may arise between the partners and us that result in the delay or termination of the research, development, or commercialization of our product candidates or research programs or that result in costly litigation or arbitration that diverts management attention and resources;
•
partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or research programs if the partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
partners may restrict us from researching, developing, or commercializing certain products or technologies without their involvement or at all;
•
partners with manufacturing, marketing, or distribution rights to one or more product candidates may not commit sufficient resources to the manufacture, marketing, or distribution of such product candidates;
•
we may lose certain valuable rights under circumstances identified in our partnerships, including if we undergo a change of control;
•
partners may grant sublicenses to our technology or product candidates or undergo a change of control, and the sublicensees or new owners may decide to pursue the partnership in a direction that is not in our best interest;
•
partners may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how, or intellectual property of the partner relating to our products, product candidates, or research programs;
•
significant reductions in federal funding, such as research grants, to academic and other institutions may result in reduced opportunities to partner with such institutions;
•
key personnel of our partners may leave, which could negatively impact our ability to productively work with such partners;
•
partnerships may require us to incur short and long-term expenditures, issue securities that dilute our stockholders, or disrupt our management and business;
•
if our partners do not satisfy their obligations under our agreements with them, if they terminate the partnership, or if we fail to satisfy our obligations to our partners, we may not be able to develop or commercialize product candidates as planned;
•
the terms of a partnership agreement may be amended in a manner that could negatively impact us;

•
partnerships may require us to share in development and commercialization costs pursuant to budgets that we do not fully control, and our failure to share in such costs could have a detrimental impact on the partnership or our ability to share in revenue generated under the partnership;
•
partnership agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all; and
•
if a present or future partner of ours were to be involved in a business combination, such as a merger or acquisition, the continued pursuit and emphasis on our development or commercialization program under such partnership could be delayed, diminished, or terminated.

For example, AbbVie, after reviewing the CD33 collaboration program with us, decided to terminate the CD33 collaboration program, under which AL003 was being developed. AbbVie later decided to terminate the TREM2 collaboration program, under which AL002 was being developed, resulting in termination of the AbbVie Agreement. Prior to its discontinuation for futility, the PROGRESS-AD Phase 2 trial with nivisnebart was being conducted by GSK and GSK is winding down the study. As of September 30, 2026, we have funded $140.5 million of the costs of the study, which represents the full amount of our funding and cost sharing obligation. As such, the timing at which the costs of winding down the study are outside of our control. In addition, under the Genentech License Agreement, Genentech controls the development, regulatory, manufacturing, and commercialization of AL050, and we will have limited or no ability to influence the amount and timing of resources Genentech dedicates to the program. Under the Genentech License Agreement, we are also restricted for a specified period from exploiting certain compounds and products that contain or target GCase, which will limit our ability to pursue opportunities in this area.

We may face significant competition in seeking appropriate partnerships. For example, business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential partners. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate partnerships on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking a partnership, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate revenue.

We may not realize the benefit of a partnership if we or our partner are unable to successfully develop a product candidate and commercialize it upon approval or integrate a product candidate into existing operations and company culture. For example, in January 2025, AbbVie decided to terminate the TREM2 collaboration program, which resulted in termination of the AbbVie Agreement, after the INVOKE-2 Phase 2 clinical trial evaluating the safety and efficacy of AL002 in slowing disease progression in individuals with early AD failed to meet the primary endpoint. Therefore, we did not receive a $250.0 million milestone payment for AbbVie’s opting into the AL002 program or any future payments, and all rights to the TREM2 program have reverted back to us. In October 2025, we announced that latozinemab failed to meet the clinical co-primary endpoint in the INFRONT-3 Phase 3 clinical trial. As a result, we will not be seeking approval for and commercializing latozinemab in FTD-GRN, and certain milestone payments ($160 million for the first US commercial sale and $90 million for the first commercial sale in two or more EU countries) will not be achieved. On July 6, 2026, GSK provided written notice to the Company terminating the GSK Agreement. Therefore we will not receive up to an additional $1.5 billion in clinical development, regulatory, and commercial launch-related milestone payments, an equal share of profits and losses in the United States, and tiered royalties outside the United States, as we had been eligible for under that agreement.

Under the Genentech License Agreement, we are eligible to receive up to $1.17 billion in development, regulatory, and commercial milestone payments, as well as tiered royalties ranging from single-digit to double-digit percentages on net sales. Our receipt of any of these payments depends entirely on Genentech's successful development and commercialization of AL050, and we may not receive any milestone payments or royalties. If Genentech terminates the Genentech License Agreement, we may not receive any milestones or royalties. In addition, under the Spur Agreement, we are obligated to pay Spur a percentage in the teens of milestone and other non-royalty payments, and a percentage of royalties, that we receive under the Genentech License Agreement, which will reduce the net amount of any such payments that we retain.

In addition, if our agreement with any of our partners terminates, our access to technology and intellectual property licensed to us by that partner may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the partner’s technology or intellectual property or require us to stop development of those product candidates completely. For example, if Genentech terminates the Genentech License Agreement, then certain patents and other intellectual property and assets related to AL050 would revert to us, while our access to certain technology and intellectual property developed by Genentech under the Genentech License Agreement would be subject to negotiation with Genentech, which may not be adequate for our further development of AL050. We may also find it more difficult to find a suitable replacement partner or attract new partners, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section also apply to the activities of our partners, and any negative impact on our partners may adversely affect us.

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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies, clinical trials, and for commercialization of any product candidates that we may develop. Additionally, current and potential partners, currently have or may in the future have certain product manufacturing rights under their respective agreements. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our core programs and product candidates, as well as other technologies, including our ABC platform, that are important to our business. As our product candidates enter and progress through clinical development, we continue to pursue intellectual property protection with respect to certain aspects of those product candidates. For example, we have filed or intend to file patent applications on aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in cases in which we have only filed provisional patent applications on certain aspects of our technology and product candidates, each of those provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application or an international (PCT) patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

Some of our patents and patent applications may be co-owned with third parties or assigned to partners. In addition, collaborators, licensees, or future licensors may co-own their patents and patent applications with other third parties with whom we do not have a direct relationship. Our rights to certain of these patents and patent applications may be dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patents and patent applications, who are not parties to our license agreements. If our collaborators, licensees, or future licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patents or patent applications or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology to the extent such products and technology are not also covered by our intellectual property. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our rights to develop and commercialize are subject, in part, to the terms and conditions of agreements with others, including terms and conditions regarding intellectual property rights.

We may rely on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates, and development and commercialization of our product candidates may be subject to the terms and conditions of collaboration or other agreements with third parties. Such agreements may not provide exclusive rights to use certain intellectual property and technology retained by the collaborator in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. For example, our license under the Spur Agreement to certain patents related to its engineered GCase (Spur Patents) is non-exclusive, and Spur may license the Spur Patents to third parties, including our competitors or competitors of Genentech. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that utilize technology retained by such collaborators to the extent such products are not also covered by our intellectual property. In addition, subject to the terms of any such agreements, we may not have the right to control the preparation, filing, prosecution, and maintenance, and we may not have the right to control the enforcement and defense of certain patents and patent applications relating to or affecting our development candidates.

We cannot be certain that patents and patent applications as to which preparation, filing, prosecution, maintenance, enforcement, or defense are controlled by our collaborators or licensees will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. Patents and patent applications controlled by our collaborators or licensees may include patents and patent applications owned by us and exclusively licensed to such collaborator or licensee, or patents and patent applications assigned by us to such collaborator or licensee, such as Genentech. If our collaborators fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, our rights to such patents may be reduced or eliminated, our right to develop and commercialize any of our product candidates that are the subject of such rights could be adversely affected, and we may have a reduced ability to prevent competitors from making, using, and selling competing products. In addition, even where we have the right to control prosecution of patent applications we have licensed to and from collaborators, licensees or licensors, as applicable, we may still be adversely affected or prejudiced by actions or inactions of such collaborators, licensees or licensors that took place prior to the date upon which we assumed control of patent prosecution.

Furthermore, our patents or the patents of our collaborators, licensees, or licensors may be subject to a reservation of rights by one or more third parties. For example, we received an award from the National Institute of Health in support of our research into the production and characterization of novel therapeutic antibodies against the neurotrophic factor PGRN degrading receptor SORT1, which led to the development of latozinemab and nivisnebart. As a result, the U.S. government may have certain rights to resulting intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of the government funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements for public use under federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in facilities in the United States in certain circumstances and if the U.S. government does not waive this requirement. Any exercise by the U.S. government of its rights, including denial of a request for a waiver of the above requirements to manufacture certain products in facilities in the United States, or by any third party of its reserved rights, could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects, including our plans and timing for potential commercialization.

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

If we fail to comply with our obligations in the agreements under which we option or license intellectual property rights from our collaborators or current or future licensors or otherwise experience disruptions to our business relationships with our collaborators or current or future licensors, we could lose intellectual property rights that are important to our business.

We have entered into agreements with our collaborators and with our licensor, Spur Therapeutics Limited, to option or license certain intellectual property, and we may need to obtain additional intellectual property rights from others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain additional intellectual property rights at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In addition, each of our agreements with collaborators and licensors do, and we expect our future agreements will, impose various economic, development, diligence, commercialization, and other obligations on us. For example, in September 2026, we exercised our option under the Spur Agreement to obtain a license under the Spur Patents, which we have sublicensed to Genentech under the Genentech License Agreement. The Spur Agreement imposes payment and other obligations on us, and Spur may terminate the Spur Agreement upon certain challenges to the Spur Patents. Any termination of the Spur Agreement could adversely affect the Genentech License Agreement and our ability to receive payments under it. Certain of our collaboration agreements may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products. In spite of our efforts, our collaborators and licensors might conclude that we have materially breached our obligations under such agreements and might therefore terminate or seek damages under the agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these agreements. If termination of these agreements causes us to lose the rights to certain patents or other intellectual property, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may have the freedom to seek regulatory approval of, and to market, products similar to or identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects.

Moreover, disputes may arise regarding intellectual property subject to a collaboration or licensing agreement, including:

•
the scope of the option or license rights granted under the agreement and other interpretation-related issues;
•
the extent to which our technology and processes infringe on intellectual property of the collaborator or licensor that is not subject to the option or license rights granted under the agreement;
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

If we initiate legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and growth prospects.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Protection Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and growth prospects could be materially harmed.

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

In addition to seeking patents for our product candidates and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. We consider trade secrets and know-how to be one of our primary sources of intellectual property. Trade secrets and know-how can be difficult to protect. Our trade secrets and know-how may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel to other positions in the industry.

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

Our commercial success depends in part on our and our collaborators’ or licensees' ability to develop, manufacture, market, and sell any product candidates that we develop and to use our proprietary technologies without infringing, misappropriating, and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we may become subject to, or threatened with, such actions in the future, regardless of their merit. In addition, we may undertake costly administrative proceedings for challenging third party patents, including post-grant, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.

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

If we are not able to effectively manage our organization by retaining key employees, consultants and contractors, we may not be able to successfully execute the tasks necessary to further our research and preclinical development activities. Moreover, clinical trials may be negatively impacted, and we may not be able to obtain regulatory approval of or successfully commercialize our product candidates. Accordingly, we may not achieve our research, development, and commercialization goals.

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

Our business is subject to risks associated with conducting business internationally. For example, some of our CDMOs are and some of our clinical trial sites, will be located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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
•
commencement or termination of collaborations or licenses for our product development and research programs;
•
failure to achieve development, regulatory, or commercialization milestones under our collaborations or licenses;
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

On November 7, 2023, we entered into an at-the-market sales agreement with TD Securities (USA) LLC, formerly known as Cowen and Company, LLC (TD Cowen) pursuant to which we may offer and sell from time to time through TD Cowen up to $125,000,000 of shares of our common stock, in such share amounts as we may specify by notice to TD Cowen (the 2023 Sales Agreement). Prior to its termination, we had issued 7,110,162 shares and received approximately $20.0 million in net proceeds from the sale of securities pursuant to the 2023 Sales Agreement.

On January 17, 2024, we entered into an underwriting agreement with Cantor, pursuant to which we offered and sold 10,869,566 shares of our common stock at a price per share of $6.57 paid by Cantor.

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

On October 15, 2026, we entered into an underwriting agreement with Morgan Stanley & Co. LLC and BTIG, LLC (collectively, the Underwriters) pursuant to which we offered and sold 36,600,000 shares of our common stock at a price per share of $2.05 paid by the Underwriters.

Additionally, on November 14, 2024, we entered into the Loan Agreement with Lenders and Hercules pursuant to which we could access up to two tranches of term loans in an aggregate principal amount of up to $50,000,000, subject to the satisfaction of certain conditions. We borrowed $10,000,000 principal amount of the first tranche of Term Loans on the closing date of the Loan Agreement. On July 8, 2026, we entered into a payoff letter with Hercules and paid the final payoff amount. All obligations under the Loan Agreement were paid in full, all liens and security interests granted to secure such obligations were terminated, and the Loan Agreement and related loan documents were terminated.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own 38.0% of our outstanding common stock as of October 30, 2026. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The United States has previously experienced historically high levels of inflation. If the inflation rate increases in the future, particularly due to trade tariffs imposed by the United States on global trade partners or increases in energy prices, it will affect our expenses, such as employee compensation and research and development charges. Even if the rate of inflation does not increase, past inflation may still affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Such increased charges may not be readily recoverable during the period of time that we are bringing the product candidates to market. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38792	3.1	2/11/2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38792	3.1	6/15/2023
10.1†	License Agreement, dated September 30, 2026, by and between Alector, Inc. and Genentech, Inc.					X
10.2†	Option and License Agreement, dated August 14, 2026, by and between Alector, Inc. and Spur Therapeutics Limited.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

†Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

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

ALECTOR, INC.

Date: November 5, 2026	By:	/s/ Arnon Rosenthal
Arnon Rosenthal, Ph.D.
Co-founder and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Neil Berkley
Neil Berkley
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Grace Wong-Sarad
Grace Wong-Sarad
Chief Accounting Officer (Principal Accounting Officer)